Form 10-Q
period 2026-06-30
SCHWAB CHARLES CORP
filed 2026-08-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,729,335,714 shares of $.01 par value Common Stock outstanding as of July 31, 2026

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and RIA channels, along with bank deposits) currently exceeds $90 trillion, which means the Company’s $13.08 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•The Company’s spot crypto trading offer (see Overview in Part I – Item 2);
•The integration of Forge Global Holdings, Inc. and its private market capabilities (see Overview in Part I – Item 2);
•Estimates of market opportunity (see Introduction in Part I – Item 2);
•Growth of our client base and our business, strong client engagement, sustained demand for the Company’s offerings and solutions, and strategic initiatives (see Overview in Part I – Item 2);
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•SEC transaction fee increases (see Results of Operations in Part I – Item 2);
•Net interest revenue, client cash allocation, and adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
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
•Sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Capital management; long-term operating objective; and uses of capital and return of excess capital to stockholders (see Capital Management in Part I – Item 2);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part I – Item 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 11, and Financial Instruments Subject to Off-Balance Sheet Credit Risk in Item 1 – Note 13); and
•The outcome and impact of legal proceedings and regulatory matters (see Legal Proceedings in Part II – Item 1, and Commitments and Contingencies in Item 1 – Note 11).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•The level and mix of client trading activity, including daily average trades (DATs), margin balances, and balance sheet cash;
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
•Interest-earning asset mix and growth;
•Our ability to access funding sources and the cost of funding;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2026 and 2025 are as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Client Metrics
Net new client assets (in billions) (1)	$118.7	$73.6	61%	$258.6	$206.0	26%
Core net new client assets (in billions)	$119.8	$80.3	49%	$259.8	$218.0	19%
Client assets (in billions, at quarter end)	$13,084.9	$10,757.3	22%
Average client assets (in billions)	$12,723.5	$10,108.5	26%	$12,386.9	$10,160.3	22%
New brokerage accounts (in thousands)	1,388	1,098	26%	2,687	2,281	18%
Active brokerage accounts (in thousands, at quarter end)	39,802	37,476	6%
Assets receiving ongoing advisory services (in billions, at quarter end)	$6,671.7	$5,425.0	23%
Client cash as a percentage of client assets (at quarter end)	9.0%	9.9%
Company Financial Information and Metrics
Total net revenues	$7,072	$5,851	21%	$13,554	$11,450	18%
Total expenses excluding interest	3,403	3,048	12%	6,697	6,192	8%
Income before taxes on income	3,669	2,803	31%	6,857	5,258	30%
Taxes on income	869	677	28%	1,578	1,223	29%
Net income	2,800	2,126	32%	5,279	4,035	31%
Preferred stock dividends and other	119	149	(20)%	201	262	(23)%
Net income available to common stockholders	$2,681	$1,977	36%	$5,078	$3,773	35%
Earnings per common share (EPS) — diluted	$1.54	$1.08	43%	$2.91	$2.07	41%
Net revenue change from prior year	21%	25%		18%	21%
Pre-tax profit margin	51.9%	47.9%		50.6%	45.9%
Return on average common stockholders’ equity (annualized)	25%	19%		23%	18%
Expenses excluding interest as a percentage of average client assets (annualized)	0.11%	0.12%		0.11%	0.12%
Consolidated Tier 1 Leverage Ratio (at quarter end)	8.7%	9.8%
Non-GAAP Financial Measures (2)
Adjusted total expenses	$3,233	$2,920		$6,384	$5,934
Adjusted diluted EPS	$1.62	$1.14		$3.05	$2.17
Return on tangible common equity (annualized)	44%	35%		41%	34%
Adjusted Tier 1 Leverage Ratio (consolidated)	6.8%	7.2%
(1) The second quarter and first six months of 2026 include net outflows of $1.1 billion and $1.2 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. The second quarter and first six months of 2025 include net outflows of $6.7 billion and $12.0 billion, respectively, from off-platform brokered CDs issued by CSB.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The second quarter and first six months of 2026 was a changing but generally positive macroeconomic environment for clients. While equity markets declined amid elevated volatility in the first quarter of 2026, market returns rebounded strongly positive and volatility eased in the second quarter, as the Standard and Poor’s® 500 Index and NASDAQ Composite® rose 15% and 21%, respectively, in the second quarter, finishing the first half of the year up 10% and 13%, respectively. The Federal Reserve kept the target federal funds overnight rate unchanged throughout the first six months of 2026, while the 10-year U.S. Treasury yield rose 25 basis points to 4.44% at June 30.

Supported by equity market growth and strong asset gathering, total client assets increased to $13.08 trillion at June 30, up 10% from year-end 2025. Schwab attracted core net new assets of $119.8 billion in the second quarter of 2026, up 49% from the same period in 2025, bringing the total for the first half of the year to $259.8 billion, up 19% from the first half of 2025. New brokerage accounts were 1.4 million and 2.7 million in the second quarter and first half of 2026, respectively, up 26% and 18% from the same prior-year periods, and active brokerage accounts reached 39.8 million at June 30, 2026, up 6% year-over-year. Clients continued to be highly engaged in the markets throughout the first half of 2026, with DATs reaching 11.9 million and 10.9 million in the second quarter and first six months of 2026, respectively, higher by 57% and 46% from the respective 2025 periods.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s financial results for the second quarter and first six months of 2026 reflected the growth of our client base, strong client engagement, and sustained demand for Schwab’s lending offerings and managed investing solutions. Net income increased to $2.8 billion and $5.3 billion in the second quarter and first six months of 2026, respectively, higher by 32% and 31% from the same periods in 2025. Diluted EPS was $1.54 and $2.91 in the second quarter and first six months of 2026, respectively, rising year-over-year 43% and 41%, respectively. Adjusted diluted EPS (1) was $1.62 and $3.05 in the second quarter and first six months of 2026, respectively, up 42% and 41% from the same prior-year periods.

Total net revenues were $7.1 billion and $13.6 billion in the second quarter and first six months of 2026, respectively, growing 21% and 18% from the same periods in 2025. Net interest revenue was $3.4 billion and $6.5 billion in the second quarter and first six months of the year, respectively, higher by 19% and 18% from the same periods in 2025, reflecting growth in margin and bank lending solutions and lower average wholesale borrowings, partially offset by lower yields on floating-rate assets, lower available for sale (AFS) and held to maturity (HTM) securities, and lower segregated cash and investments. Asset management and administration fees totaled $1.8 billion and $3.6 billion in the second quarter and first six months of 2026, respectively, increasing 16% from both comparable periods in 2025, due primarily to higher average client assets driven by asset gathering, market appreciation, and growth in managed investing solutions. Trading revenue was $1.2 billion and $2.3 billion in the second quarter and first half of 2026, respectively, increasing 28% and 24% from the comparable periods in 2025, reflecting higher order flow revenue and commissions due to higher trading volume and mix of trading activity. Bank deposit account fee revenue was $333 million and $628 million in the second quarter and first six months of 2026, respectively, increasing 35% and 28% from the same periods in 2025, due primarily to higher net yields, partially offset by lower average bank deposit account balances (BDA balances).

Total expenses excluding interest were $3.4 billion and $6.7 billion in the second quarter and first six months of 2026, respectively, up 12% and 8% from the same prior-year periods. For the second quarter and first six months of 2026, adjusted total expenses (1) were $3.2 billion and $6.4 billion, respectively, increasing 11% and 8% from the comparable periods in 2025. These increases in expenses were driven by strong client engagement and the inclusion of Forge Global Holdings, Inc. (Forge) beginning in March 2026, as well as continued investments in key strategic initiatives including supporting organic growth, new products, and ongoing scale and efficiency efforts. These factors contributed to higher compensation and benefits expenses, reflecting growth in headcount, including financial consultants and wealth advisors, and higher incentive compensation, higher professional services and occupancy and equipment expenses, and, for the quarter-to-date period, higher industry fees within other expense.

Return on average common stockholders’ equity was 25% and 23% for the second quarter and first six months of 2026, respectively, up from 19% and 18% from the same periods in 2025. These increases were due primarily to growth in net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) was 44% and 41% for the second quarter and first half of 2026, respectively, rising from 35% and 34% from the same 2025 periods, as growth in adjusted net income available to common stockholders (1) more than offset growth in average common stockholders’ equity. Average common stockholders’ equity increased as a result of growth in retained earnings and improved average accumulated other comprehensive income (AOCI), partially offset by higher treasury stock due to common stock repurchases in 2025 and the first half of 2026. The improvement in average AOCI resulted from amortization of losses on securities previously transferred from AFS to HTM and lower unrealized losses on AFS securities.

Schwab continued to support our clients’ evolving needs through effective management of the balance sheet and financial resources, including sustained demand for margin and bank lending in the first half of 2026. Total balance sheet assets were $517.3 billion at June 30, increasing 5% from year-end 2025. Client demand for margin loans was strong, with receivables from brokerage clients reaching $122.8 billion at June 30, rising 16% during the second quarter and 17% year-to-date. Bank loans totaled $67.0 billion at June 30, 2026, rising 16% year-to-date and 10% during the second quarter, reflecting growth in pledged asset lines (PALs) and first lien residential real estate mortgage loans (First Mortgages).

During the second quarter and first six months of 2026, the Company repurchased common stock of $1.0 billion and $3.4 billion, respectively, and also increased its common dividend by 19% to $.32 per share during the first quarter of the year. During the second quarter, the Company issued $1.5 billion of Series L preferred stock, and redeemed $2.1 billion of Series I preferred stock. Inclusive of both returns of capital and capital generation during the first half of 2026 from earnings, the Company’s consolidated Tier 1 Leverage Ratio at June 30, 2026 was 8.7%, down from 9.3% at year-end 2025. Our consolidated adjusted Tier 1 Leverage Ratio (1) was 6.8% at the end of the second quarter, down from 7.1% at year-end 2025, and within our long-term operating objective of 6.75% - 7.00%.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Acquisition of Forge

On March 2, 2026, Schwab completed its acquisition of Forge, an operator of a leading private market platform and trading marketplace, for $636 million of cash and other consideration. Integration work is progressing, and we anticipate that incorporating Forge’s private company investment capabilities will enhance our ability to meet the evolving needs of investors across our growing client base. Our condensed consolidated financial statements include the financial condition and results of operations for Forge beginning on March 2, 2026. See also Item 1 – Note 3.

Crypto Trading Offer

In May 2026, Schwab began a phased rollout to retail clients of Schwab CryptoTM, our spot crypto trading offer. The Company provides clients direct access to bitcoin and ether trading, combined with educational content and professional support with investment experience. Charles Schwab Premier Bank, SSB (CSPB), serves as the custodian of clients’ digital assets, responsible for safekeeping and record-keeping. CSPB has engaged Paxos Trust Company, NA (sub-custodian), a regulated blockchain infrastructure provider, to deliver sub-custody and trade execution services, and we may engage one or more additional sub-custodians in the future. Over time, CSPB plans to add additional cryptocurrencies to the platform, as well as transfer capabilities for in-kind deposits and withdrawals, allowing clients with existing digital asset investments to bring them to the Schwab platform alongside their other investments.

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

In March 2026, the U.S. federal banking agencies issued a notice of proposed rulemaking regarding amendments to the regulatory capital rules. The March 2026 proposal would replace the banking agencies’ 2023 proposal, and, among other things would require us to include AOCI in regulatory capital under a revised standardized approach, subject to a five-year phase-in period. The comment period for the proposed rules ended on June 18, 2026. The Company’s capital management for consolidated CSC and our banking subsidiaries incorporates measures that are inclusive of AOCI, and we do not anticipate that the proposed rules will have a material impact to the Company’s business, financial condition, or results of operations.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

Three Months Ended June 30,		2026		2025
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	9%	$4,146	59%	$3,787	65%
Interest expense	(18)%	(789)	(12)%	(965)	(17)%
Net interest revenue	19%	3,357	47%	2,822	48%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), collective trust funds (CTFs), and alternatives (1)	14%	1,020	14%	898	15%
Managed investing solutions	20%	707	10%	589	10%
Other	18%	98	2%	83	2%
Asset management and administration fees	16%	1,825	26%	1,570	27%
Trading revenue
Commissions	23%	528	7%	431	7%
Order flow revenue	34%	624	9%	466	8%
Principal transactions	15%	63	1%	55	1%
Trading revenue	28%	1,215	17%	952	16%
Bank deposit account fees	35%	333	5%	247	4%
Other	32%	342	5%	260	5%
Total net revenues	21%	$7,072	100%	$5,851	100%

Six Months Ended June 30,		2026		2025
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	7%	$8,108	60%	$7,544	66%
Interest expense	(20)%	(1,607)	(12)%	(2,016)	(18)%
Net interest revenue	18%	6,501	48%	5,528	48%
Asset management and administration fees
Mutual funds, ETFs, CTFs, and alternatives (1)	13%	2,011	15%	1,776	16%
Managed investing solutions	19%	1,381	10%	1,158	10%
Other	16%	192	1%	166	1%
Asset management and administration fees	16%	3,584	26%	3,100	27%
Trading revenue
Commissions	18%	1,017	8%	862	7%
Order flow revenue	30%	1,184	8%	909	8%
Principal transactions	16%	103	1%	89	1%
Trading revenue	24%	2,304	17%	1,860	16%
Bank deposit account fees	28%	628	5%	492	5%
Other	14%	537	4%	470	4%
Total net revenues	18%	$13,554	100%	$11,450	100%
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, Federal Home Loan Bank (FHLB) borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. Schwab’s use and the financial impacts of the Company’s various funding sources are dependent on a number of market and client activity factors. Net interest revenue reflects the impacts of derivatives used to manage interest rate risk. See also Risk Management – Market Risk and Item 1 – Note 12 for additional information. See also Risk Management – Liquidity Risk, Item 1 – Notes 9, 10, and 13, and Part II – Item 7 – Results of Operations – Net Interest Revenue in the 2025 Form 10-K for additional information on the Company’s funding sources.

Schwab engages in securities lending and borrowing activities. Schwab temporarily loans client securities to other broker-dealers and clearinghouses and receives cash as collateral for securities loaned; liabilities for securities loaned are included in payables to brokers, dealers, and clearing organizations within funding sources in the presentation of net interest revenue. We may also borrow securities from other broker-dealers to fulfill short sales by clients and deliver cash to the lender in exchange for the securities, and receivables from securities borrowed are excluded from interest-earning assets.

During the first half of 2026, the Federal Reserve held the upper bound of the target overnight rate unchanged at 3.75%. In 2025, the Federal Reserve maintained the upper bound of the target overnight rate at 4.50% before reducing the rate by 25 basis points in the third quarter and an additional 50 basis points across two cuts in the fourth quarter of 2025.

Schwab’s average interest-earning assets increased 5% and 4% in the second quarter and first six months of 2026, respectively, from the same periods in 2025, primarily due to growth in margin lending, which was supported in part by wholesale funding, as well as increases in bank lending, partially offset by lower balances of AFS and HTM securities and cash and investments segregated. Client demand for margin and bank lending continued to grow in the second quarter and first six months of 2026. Receivables from brokerage clients, which are primarily comprised of margin loans, ended the second quarter at $122.8 billion, increasing 48% and 17% from June 30, 2025, and December 31, 2025, respectively. Total bank loans finished the second quarter of 2026 at $67.0 billion, higher by 33% and 16% from June 30, 2025 and December 31, 2025, respectively, due primarily to growth in PALs and First Mortgages.

Client cash activity during the second quarter and first six months of 2026 reflected seasonality, organic growth from asset gathering, and client asset allocation decisions. Bank sweep deposits and payables to brokerage clients increased by a total of $42.7 billion, or 14%, from June 30, 2025 to the end of the second quarter of 2026 and $3.6 billion, or 1%, from December 31, 2025. Clients’ use of long/short strategies is presented on a net basis on the condensed consolidated balance sheet. While timing differences can arise between long and short positions, these strategies typically result in limited direct increases to assets and liabilities due to netting in the clients’ accounts.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended June 30,	2026			2025
	Average Balance	Interest Revenue/Expense	Average Yield/Rate	Average Balance	Interest Revenue/Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$30,707	$278	3.58%	$28,000	$305	4.30%
Cash and investments segregated	41,326	374	3.58%	47,574	506	4.20%
Receivables from brokerage clients (1)	112,136	1,609	5.68%	78,732	1,321	6.64%
Available for sale securities (2)	65,864	358	2.17%	77,750	405	2.08%
Held to maturity securities (2)	131,126	570	1.73%	141,098	602	1.70%
Bank loans	63,823	693	4.35%	48,691	518	4.27%
Total interest-earning assets	444,982	3,882	3.47%	421,845	3,657	3.45%
Securities lending revenue		178			96
Other interest revenue (1,3)		86			34
Total interest-earning assets	$444,982	$4,146	3.70%	$421,845	$3,787	3.57%
Funding sources
Bank deposits	$246,346	$114	0.19%	$237,645	$326	0.55%
Payables to brokers, dealers, and clearing organizations	31,693	276	3.45%	16,657	167	3.97%
Payables to brokerage clients (1)	108,840	59	0.22%	92,425	60	0.26%
Other short-term borrowings	11,082	111	3.98%	7,644	87	4.55%
Federal Home Loan Bank borrowings	126	1	3.79%	9,753	110	4.48%
Long-term debt	21,324	228	4.23%	20,624	206	3.94%
Total interest-bearing liabilities	419,411	789	0.75%	384,748	956	0.99%
Non-interest-bearing funding sources	25,571			37,097
Other interest expense (1,3)		—			9
Total funding sources	$444,982	$789	0.70%	$421,845	$965	0.91%
Net interest revenue		$3,357	3.00%		$2,822	2.66%

Six Months Ended June 30,	2026			2025
	Average Balance	Interest Revenue/Expense	Average Yield/Rate	Average Balance	Interest Revenue/Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$31,587	$566	3.57%	$29,236	$633	4.30%
Cash and investments segregated	42,629	771	3.60%	43,117	918	4.23%
Receivables from brokerage clients (1)	108,349	3,108	5.71%	80,805	2,700	6.64%
Available for sale securities (2)	65,561	684	2.09%	81,151	838	2.06%
Held to maturity securities (2)	131,656	1,137	1.73%	142,740	1,224	1.71%
Bank loans	61,567	1,320	4.31%	47,374	1,011	4.29%
Total interest-earning assets	441,349	7,586	3.43%	424,423	7,324	3.44%
Securities lending revenue		269			156
Other interest revenue (1,3)		253			64
Total interest-earning assets	$441,349	$8,108	3.54%	$424,423	$7,544	3.54%
Funding sources
Bank deposits	$244,522	$232	0.19%	$241,660	$762	0.64%
Payables to brokers, dealers, and clearing organizations	28,617	493	3.43%	15,424	304	3.93%
Payables to brokerage clients (1)	106,978	115	0.22%	91,305	109	0.24%
Other short-term borrowings	10,098	203	4.02%	7,172	169	4.74%
Federal Home Loan Bank borrowings	699	13	3.85%	10,236	243	4.72%
Long-term debt	21,512	429	3.97%	21,448	418	3.87%
Total interest-bearing liabilities	412,426	1,485	0.72%	387,245	2,005	1.04%
Non-interest-bearing funding sources	28,923			37,178
Other interest expense (1,3)		122			11
Total funding sources	$441,349	$1,607	0.60%	$424,423	$2,016	0.95%
Net interest revenue		$6,501	2.94%		$5,528	2.59%
(1) Beginning in the fourth quarter of 2025, margin loans and short credits related to client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Also beginning in the fourth quarter of 2025, related interest revenue and expense were moved from receivables from brokerage clients and payables to brokerage clients, respectively, to other interest revenue and other interest expense, respectively. Amounts and average yields have been reclassified and recalculated for 2025 periods to reflect these changes. Average margin loans related to these client strategies totaled $33.1 billion and $23.7 billion for the three and six months ended June 30, 2026, respectively, compared to $884 million and $562 million for the same periods in 2025. Average short credits related to these client strategies totaled $34.3 billion and $24.5 billion for the three and six months ended June 30, 2026, respectively, compared to $898 billion and $569 million for the same periods in 2025.
(2) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(3) Beginning in the second quarter of 2026, the net fixed yield earned on client long/short strategies is presented in other interest revenue; amounts for periods prior to the three months ended June 30, 2026 have not been recast as the impact of this change was not material.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $535 million, or 19%, and $973 million, or 18%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. These increases were primarily due to growth in margin and bank lending, lower average wholesale borrowings, and lower yields on most funding sources, partially offset by lower yields on floating-rate assets due to lower market rates, and lower balances of AFS and HTM securities and cash and investments segregated. Securities lending revenue increased in the second quarter and first six months of 2026, reflecting growth in fees received for securities borrowed transactions to facilitate certain client short sales related to long/short strategies, partially supported by growth in securities loaned.

Net interest margin increased to 3.00% and 2.94% in the second quarter and first six months of 2026, respectively, compared to 2.66% and 2.59% during the same periods in 2025, primarily due to the growth in margin and bank lending, along with the reduced aggregate use of wholesale funding and lower rates paid on most funding sources, which more than offset lower yields on floating-rate assets due to lower market interest rates.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2026			2025
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$692,896	$473	0.27%	$644,811	$442	0.27%
Schwab equity and bond funds, ETFs, and CTFs	882,538	157	0.07%	661,793	122	0.07%
Mutual Fund OneSource and other no-transaction-fee (NTF) funds (1)	484,076	273	0.23%	350,487	218	0.25%
Other third-party mutual funds, ETFs, and alternatives (1,2)	677,708	117	0.07%	623,167	116	0.07%
Total mutual funds, ETFs, CTFs, and alternatives (2,3)	$2,737,218	$1,020	0.15%	$2,280,258	$898	0.16%
Managed investing solutions (3)
Fee-based	$763,716	$707	0.37%	$595,203	$589	0.40%
Non-fee-based	159,255	—	—	120,726	—	—
Total managed investing solutions	$922,971	$707	0.31%	$715,929	$589	0.33%
Other balance-based fees (2,4)	991,946	70	0.03%	826,894	61	0.03%
Other (5)		28			22
Total asset management and administration fees		$1,825			$1,570

Six Months Ended June 30,
Schwab money market funds	$694,727	$941	0.27%	$633,143	$860	0.27%
Schwab equity and bond funds, ETFs, and CTFs	850,427	303	0.07%	660,191	244	0.07%
Mutual Fund OneSource and other NTF funds (1)	476,089	535	0.23%	355,092	440	0.25%
Other third-party mutual funds, ETFs, and alternatives (1,2)	671,797	232	0.07%	633,008	232	0.07%
Total mutual funds, ETFs, CTFs, and alternatives (2,3)	$2,693,040	$2,011	0.15%	$2,281,434	$1,776	0.16%
Managed investing solutions (3)
Fee-based	$745,799	$1,381	0.37%	$592,843	$1,158	0.39%
Non-fee-based	152,442	—	—	120,584	—	—
Total managed investing solutions	$898,241	$1,381	0.31%	$713,427	$1,158	0.33%
Other balance-based fees (2,4)	977,724	139	0.03%	824,621	125	0.03%
Other (5)		53			41
Total asset management and administration fees		$3,584			$3,100
(1) The second quarter and first six months of 2025 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource and other NTF funds.
(2) Beginning in the first quarter of 2026, alternative investments and related revenue were moved from other balance-based fees to other third-party mutual funds, ETFs, and alternatives. Prior period amounts and average fees have been reclassified and recalculated to reflect this change.
(3) Average client assets for managed investing solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(4) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(5) Includes miscellaneous service and transaction fees, including fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $255 million, or 16%, and $484 million, or 16%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. These increases were primarily a result of continued growth in fee-based managed investing solutions and Mutual Fund OneSource®, as well as growth in Schwab money market funds, and Schwab equity and bond funds, ETFs, and CTFs. This growth was driven primarily by higher client asset

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

balances, reflecting year-over-year equity market appreciation, the Company’s asset gathering, and net flows into managed investing solutions.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 49% and 50% of the asset management and administration fees earned in the second quarter and first six months of 2026, respectively, compared with 50% in both the second quarter and first six months of 2025:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource and Other NTF funds
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Balance at beginning of period	$700,754	$641,532	$784,352	$625,224	$443,261	$340,280
Net inflows (outflows)	(16,240)	5,433	20,343	16,115	(9,041)	(7,804)
Net market gains (losses) and other (1)	5,939	6,508	90,225	48,016	51,453	121,443
Balance at end of period	$690,453	$653,473	$894,920	$689,355	$485,673	$453,919

Six Months Ended June 30,
Balance at beginning of period	$693,815	$596,531	$772,686	$627,166	$454,207	$347,798
Net inflows (outflows)	(15,582)	43,910	39,219	25,203	(18,111)	(14,850)
Net market gains (losses) and other (1)	12,220	13,032	83,015	36,986	49,577	120,971
Balance at end of period	$690,453	$653,473	$894,920	$689,355	$485,673	$453,919
(1) Includes $63.3 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource and other NTF Funds for the three and six months ended June 30, 2025.

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Commissions	$528	$431	23%	$1,017	$862	18%
Order flow revenue
Options	434	268	62%	797	538	48%
Equities	190	198	(4)%	387	371	4%
Total order flow revenue	624	466	34%	1,184	909	30%
Principal transactions	63	55	15%	103	89	16%
Total trading revenue	$1,215	$952	28%	$2,304	$1,860	24%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
DATs (in thousands)	11,920	7,571	57%	10,918	7,482	46%
Product as a percentage of DATs
Equities	61%	54%		57%	55%
Derivatives	19%	20%		20%	20%
ETFs	16%	20%		18%	19%
Mutual funds	3%	5%		4%	5%
Fixed income	1%	1%		1%	1%

Number of trading days	62.0	62.0	—	123.0	122.0	1%
Revenue per trade (1)	$1.64	$2.03	(19)%	$1.72	$2.04	(16)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs and the number of trading days.

Trading revenue increased $263 million, or 28%, and $444 million, or 24%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025, driven by an increase in order flow revenue reflecting higher rates and volume, as well as changes in the mix of client trading activity. Commissions revenue increased during the second quarter and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

first six months of 2026 compared to the same periods in 2025 due to higher volume, partially offset by changes in the mix of client trading activity.

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

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Bank deposit account fees	$333	$247	35%	$628	$492	28%
Average bank deposit account balances	$71,899	$82,265	(13)%	$72,246	$83,220	(13)%
Average net yield	1.83%	1.19%		1.73%	1.18%
Percentage of average BDA balances designated as:
Fixed-rate balances	83%	78%		82%	78%
Floating-rate balances	17%	22%		18%	22%

Bank deposit account fees increased $86 million, or 35%, and $136 million, or 28%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025, primarily due to an increase in average net yield and decreases in the amount paid to clients as a result of lower interest rates and in other applicable fees paid. This was partially offset by lower average BDA balances, which reduced the base on which bank deposit account fees are earned. The decrease in average BDA balances in the second quarter and first six months of 2026 compared to the same periods in 2025 was primarily due to the transfer of $3.0 billion of BDA balances to Schwab’s balance sheet during the first six months of 2026 and $6.7 billion of BDA balances transferred in the prior year after September 10, 2025, as well as client cash allocation decisions. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets or reduce reliance on borrowings to increase net interest revenue.

Average net yield increased in the second quarter and first six months of 2026 compared to the same periods in 2025 due to an increase in the average net yield on fixed-rate BDA balances, partially offset by decreases in the average amount of and net yield on floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of June 30, 2026 were 85% and 15%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses, and the provision for credit losses on bank loans.

Other revenue increased $82 million, or 32%, and $67 million, or 14%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. The increase in the second quarter of 2026 compared to the same period in 2025 was largely driven by higher industry fees. Effective April 4, 2026, the SEC increased the fee rate applicable to most securities transactions from zero, which had been in effect since May 14, 2025. This change will result in higher industry fees in other revenue and a corresponding increase in other expense after the effective date, resulting in no impact to net income. The timing of the increase in the fee rate resulted in only an incremental net increase in industry fees in the first six months of 2026 compared to the same period in 2025.

Additionally, the increases in both the second quarter and first six months of 2026 compared to the same periods in 2025 were driven by gains recognized on certain equity investments, higher other service fees, and lower losses on sales of AFS securities in 2026.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Compensation and benefits
Salaries and wages	$1,005	$927	8%	$2,006	$1,850	8%
Incentive compensation	489	351	39%	942	763	23%
Employee benefits and other	296	258	15%	654	595	10%
Total compensation and benefits	$1,790	$1,536	17%	$3,602	$3,208	12%
Professional services	307	291	5%	610	560	9%
Occupancy and equipment	301	270	11%	586	544	8%
Advertising and market development	111	108	3%	212	204	4%
Communications	198	176	13%	361	329	10%
Depreciation and amortization	198	215	(8)%	399	432	(8)%
Amortization of acquired intangible assets	142	128	11%	274	258	6%
Regulatory fees and assessments	63	77	(18)%	138	166	(17)%
Other	293	247	19%	515	491	5%
Total expenses excluding interest	$3,403	$3,048	12%	$6,697	$6,192	8%
Expenses as a percentage of total net revenues
Compensation and benefits	25%	26%		27%	28%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	33.7	32.6	3%
Average	33.4	32.3	3%	33.3	32.2	3%

Expenses excluding interest increased $355 million, or 12%, and $505 million, or 8%, in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 11% and 8% in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The Company’s second quarter and first six months of 2026 results include expenses related to Forge subsequent to our March 2, 2026 acquisition (see also Item 1 – Note 3). Acquisition and integration-related costs related to Forge totaled $28 million and $39 million in the second quarter and first six months of 2026, respectively. While underlying 2026 expense growth remains in-line with expectations communicated earlier in the year (see Part II – Item 7 – Results of Operations in the 2025 10-K), the Company now expects total expenses excluding interest for full-year 2026 will increase approximately 10% to 11%, inclusive of volume-related expenses to support strong business performance and trading activity, and expenses related to the operations and integration of Forge.

Total compensation and benefits expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily due to annual merit increases and growth in headcount, including growth in financial consultants and wealth advisors and the acquisition of Forge, higher incentive compensation driven by the Company’s financial performance, and higher other employee-related costs. Compensation and benefits included acquisition and integration-related costs of $26 million in the second quarter and first six months of 2026.

Professional services expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025, reflecting overall growth of the business and increased utilization of other professional services. Professional services included acquisition and integration-related costs of $2 million and $13 million in the second quarter and first six months of 2026, respectively.

Occupancy and equipment expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily driven by higher software subscription costs and building expenses related to growth of the business, coupled with an increase in property tax expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily driven by higher client promotional spending.

Communications expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily due to higher proxy-related and postage expenses.

Depreciation and amortization expense decreased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily due to lower amortization on internally developed software and lower depreciation on information technology equipment, partially offset by higher amortization on term software.
Amortization of acquired intangible assets increased in the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to amortization on intangible assets from the Forge acquisition.

Regulatory fees and assessments decreased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily due to certain lower regulatory fees, including Federal Deposit Insurance Corporation (FDIC) deposit insurance assessments in the year-to-date period driven by lower assessment rates due to a decrease in brokered CDs.

Other expense increased in the second quarter and first six months of 2026 compared to the same periods in 2025. In the second quarter of 2026, the increase was primarily driven by higher industry fees due to higher average fee rates coupled with higher trading volumes. Effective April 4, 2026, the SEC increased the fee rate applicable to most securities transactions from zero, which had been in effect since May 14, 2025. This change will result in higher industry fees in other revenue and a corresponding increase in other expense after the effective date, resulting in no impact to net income. Other expense increased in the first six months of 2026 primarily due to certain higher costs resulting from growth of the business and increased trading volume, partially offset by lower industry fees driven by lower average fee rates compared to the same period in 2025.

Capital expenditures were $792 million and $136 million in the second quarter of 2026 and 2025, respectively, and $965 million and $292 million in the first six months of 2026 and 2025, respectively. Capital expenditures increased in the second quarter and first six months of 2026 compared to the same periods in 2025, primarily due to a $633 million multi-year software license agreement which was recognized with a corresponding liability in long-term debt in accordance with Accounting Standards Codification 350 Intangibles — Goodwill and Other (see also Item 1 – Note 10). The increase in capital expenditures was additionally due to higher telecommunications equipment, leasehold improvement and building expenses related to certain office expansions. As a result of higher year-to-date spending and total net revenues, we now estimate capital expenditures for full-year 2026 will be slightly higher than our previously disclosed expected range of approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $869 million and $677 million for the second quarter of 2026 and 2025, respectively, resulting in effective tax rates of 23.7% and 24.2%, respectively. Taxes on income were $1.6 billion and $1.2 billion for the first six months of 2026 and 2025, respectively, resulting in effective tax rates of 23.0% and 23.3%, respectively. The decreases in the effective tax rates in the second quarter and first six months of 2026 compared to the same periods in 2025 were primarily due to decreases in state tax expense and decreases in non-deductible FDIC deposit insurance assessments, partially offset by decreases in certain tax credits, increases in state tax reserves, and decreases in equity compensation tax deduction benefits.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025
Net Revenues
Net interest revenue	15%	$2,575	$2,244	35%	$782	$578	19%	$3,357	$2,822
Asset management and administration fees	18%	1,349	1,144	12%	476	426	16%	1,825	1,570
Trading revenue	28%	1,087	852	28%	128	100	28%	1,215	952
Bank deposit account fees	32%	257	194	43%	76	53	35%	333	247
Other	29%	260	201	39%	82	59	32%	342	260
Total net revenues	19%	5,528	4,635	27%	1,544	1,216	21%	7,072	5,851
Expenses Excluding Interest
Compensation and benefits	17%	$1,399	$1,191	13%	$391	$345	17%	$1,790	$1,536
Professional services	8%	249	231	(3)%	58	60	5%	307	291
Occupancy and equipment	12%	237	212	10%	64	58	11%	301	270
Advertising and market development	23%	86	70	(34)%	25	38	3%	111	108
Communications	8%	130	120	21%	68	56	13%	198	176
Depreciation and amortization	(7)%	150	162	(9)%	48	53	(8)%	198	215
Amortization of acquired intangible assets	14%	119	104	(4)%	23	24	11%	142	128
Regulatory fees and assessments	(24)%	47	62	7%	16	15	(18)%	63	77
Other	18%	246	209	24%	47	38	19%	293	247
Total expenses excluding interest	13%	2,663	2,361	8%	740	687	12%	3,403	3,048
Income before taxes on income	26%	$2,865	$2,274	52%	$804	$529	31%	$3,669	$2,803

Net New Client Assets (in billions) (1)	23%	$38.5	$31.2	89%	$80.2	$42.4	61%	$118.7	$73.6

Six Months Ended June 30,
Net Revenues
Net interest revenue	14%	$5,000	$4,402	33%	$1,501	$1,126	18%	$6,501	$5,528
Asset management and administration fees	17%	2,643	2,258	12%	941	842	16%	3,584	3,100
Trading revenue	25%	2,067	1,657	17%	237	203	24%	2,304	1,860
Bank deposit account fees	25%	483	385	36%	145	107	28%	628	492
Other	9%	412	378	36%	125	92	14%	537	470
Total net revenues	17%	10,605	9,080	24%	2,949	2,370	18%	13,554	11,450
Expenses Excluding Interest
Compensation and benefits	13%	$2,798	$2,476	10%	$804	$732	12%	$3,602	$3,208
Professional services	12%	498	445	(3)%	112	115	9%	610	560
Occupancy and equipment	8%	460	427	8%	126	117	8%	586	544
Advertising and market development	23%	165	134	(33)%	47	70	4%	212	204
Communications	4%	243	233	23%	118	96	10%	361	329
Depreciation and amortization	(7)%	303	327	(9)%	96	105	(8)%	399	432
Amortization of acquired intangible assets	9%	228	210	(4)%	46	48	6%	274	258
Regulatory fees and assessments	(20)%	106	132	(6)%	32	34	(17)%	138	166
Other	5%	430	411	6%	85	80	5%	515	491
Total expenses excluding interest	9%	5,231	4,795	5%	1,466	1,397	8%	6,697	6,192
Income before taxes on income	25%	$5,374	$4,285	52%	$1,483	$973	30%	$6,857	$5,258

Net New Client Assets (in billions) (1)	(8)%	$92.6	$100.7	58%	$166.0	$105.3	26%	$258.6	$206.0
(1) In the second quarter and first six months of 2026, Investor Services includes net outflows of $1.1 billion and $1.2 billion, respectively, from off-platform brokered CDs issued by CSB. In the second quarter and first six months of 2025, Investor Services includes net outflows of $6.7 billion and $12.0 billion, respectively, from off-platform brokered CDs issued by CSB.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 19% and 27%, respectively, in the second quarter of 2026 and 17% and 24%, respectively, in the first six months of 2026 compared to the same periods in 2025. Increases in Schwab’s net revenues were similar for both segments in the second quarter and first six months of 2026 compared to the same periods in 2025. Net interest revenue increased for both segments primarily due to growth of margin and bank lending balances, lower aggregate wholesale borrowings, and lower average rates paid on most funding sources, partially offset by lower yields on interest-earning assets. Asset management and administration fees increased for both segments primarily as a result of higher balances in managed investing services for Investor Services, coupled with higher balances in Schwab equity and bond funds, ETFs, and CTFs, Mutual Fund OneSource®, and money market funds for both Investor Services and Advisor Services. Trading revenue increased for both segments primarily due to higher order flow revenue and higher commission revenue reflecting higher volume and changes in mix of trading activity. Bank deposit account fees increased for both segments primarily due to improved net yields partially offset by lower average BDA balances. Investor Services other revenue increased primarily due to higher industry fees, gains recognized from certain equity investments, and lower losses recognized on the sale of AFS securities, partially offset by lower other service fees. Advisor Services other revenue increased primarily due to higher other service fees, gains from equity investments, lower losses on the sale of AFS securities, and in the second quarter of 2026, higher industry fees.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 13% and 8%, respectively, in the second quarter of 2026, and 9% and 5%, respectively, in the first six months of 2026 compared to the same periods in 2025. Most expenses changed similarly in the two segments in the second quarter and first six months of 2026 compared to the same periods in 2025. Compensation and benefits expense increased for both segments primarily due to higher incentive compensation, annual merit increases and growth in headcount, and higher other employee-related costs. Professional services expense was largely flat for Advisor Services and increased for Investor Services due to overall growth of the business and increased utilization of other professional services. Occupancy and equipment expense increased for both segments primarily due to higher software subscription costs and building expenses related to growth of the business, coupled with an increase in property tax expense. Communications expense increased for both segments primarily due to higher proxy-related and postage expenses. Regulatory fees and assessments decreased for both segments in the second quarter and first six months of 2026 primarily due to certain lower regulatory fees, including lower FDIC assessments in the year-to-date period driven by lower assessment rates due to a decrease in brokered CDs.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and EVE risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios, loan portfolios, and liabilities. Management monitors established guidelines to stay within the Company’s risk appetite. The Company utilizes interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 12.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use both proprietary and independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. The Company’s net interest revenue sensitivity analyses utilize instantaneous parallel increases/decreases in interest rates over a twelve-month period, though we also regularly simulate the effects of non-parallel shifts and gradual shifts of interest rates on net interest revenue.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, cash and investments segregated, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, control the composition of our investment securities, and utilize derivative hedging instruments, we are able to take certain actions to manage our net interest spread, depending on competitive factors and market conditions. When liquidity needs exceed our primary sources of funding, the Company will utilize higher-cost funding sources, which can reduce net interest margin and net interest revenue.

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

The Company’s net interest revenue sensitivity analyses assume both statically and dynamically-sized balance sheet composition. Statically-sized balance sheet modeling assumes the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. While this approach is useful to isolate the impact of changes in interest rates on a statically-sized asset and liability structure, it does not capture changes to client cash allocations. We therefore also conduct dynamically-sized balance sheet compositions as a function of interest rates. Dynamic net interest revenue simulations assume runoff of bank deposit and payables to brokerage client balances is supplemented with wholesale borrowing when needed to fund assets through the simulation horizon. We also conduct similar simulations on EVE to capture the impact of client cash allocation changes on our balance sheet. As we actively manage the consolidated balance sheet and interest rate exposure, we have taken and would typically seek to take steps to manage additional interest rate exposure that could result from changes in the interest rate environment.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

As the Company’s balance sheet has continued to evolve, we have increasingly utilized dynamically-sized balance sheet modeling as a primary framework for managing interest rate risk. Dynamically-sized balance sheet modeling provides another perspective of the Company’s interest rate risk profile and risk management strategy, incorporating certain expected changes in balance sheet composition and size that may result from changes in interest rates.

Accordingly, beginning with the second quarter of 2026, the Company’s simulation results reflect a dynamically-sized balance sheet modeling approach. The below table shows simulated changes to net interest revenue over the next twelve months beginning June 30, 2026 and December 31, 2025 of an instantaneous increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2026	December 31, 2025
Increase of 200 basis points	3.8%	5.4%
Increase of 100 basis points	3.6%	2.0%
Increase of 50 basis points	1.7%	1.0%
Decrease of 50 basis points	(0.7)%	(2.2)%
Decrease of 100 basis points	(1.6)%	(5.3)%
Decrease of 200 basis points	(5.3)%	(15.0)%

The Company’s simulated incremental increases and decreases in market interest rates had an overall smaller impact on net interest revenue as of June 30, 2026 compared to December 31, 2025. These changes were primarily due to 2026 hedging activity and changes in balance sheet composition at June 30, 2026 relative to December 31, 2025, which included seasonal cash inflows near year-end.

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. While expressed in years, duration represents the approximate percentage change in market value for a given change in interest rates. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The Company also utilizes derivative hedging instruments such as interest rate swaps in managing its asset and liability duration.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	June 30, 2026	December 31, 2025
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	1.6	1.8
Margin loans (1)	—	—
AFS investment securities portfolio	2.3	2.4
AFS and HTM investment securities portfolios	3.6	3.9
Pledged asset lines	0.1	0.1
Long-term debt CSC Senior Notes	3.3	3.0
Estimated effective duration, inclusive of derivatives (2):
Consolidated total assets	1.8	1.9
Margin loans (1)	0.3	—
AFS investment securities portfolio	1.9	2.0
AFS and HTM investment securities portfolios	3.5	3.7
Pledged asset lines	1.7	1.2
Long-term debt CSC Senior Notes	0.8	1.9
(1) The duration of margin loans exclusive of derivatives was less than 0.1 years at both June 30, 2026 and December 31, 2025.
(2) See Item 1 – Note 12 for additional discussion of the Company’s derivatives.
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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2026 and December 31, 2025, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities. Our clients’ bank deposits and brokerage cash balances primarily originate from our 39.8 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of June 30, 2026. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes certain external debt facilities available at June 30, 2026:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$500	$32,836	(1)	July 2026	3.79%
Federal Reserve discount window	Banking subsidiaries	—	27,967	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC, CS&Co	7,810	—	(2)	July 2026-October 2026 (3)	3.89%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,892		N/A	—
Unsecured commercial paper	CSC, CS&Co	7,399	7,601	(4)	July 2026-March 2027	3.94%
Secured uncommitted lines of credit with various external banks	CS&Co	2,300	—	(5)	August 2026- September 2026	4.03%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of June 30, 2026. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 10 for additional information.
(2) Secured borrowing capacity is made available based on our borrower’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 13 for additional information.
(3) Repurchase agreements outstanding as of June 30, 2026 at CS&Co maintain continuous contractual maturities of 35-125 days and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets.
(4) Outstanding balance of unsecured commercial paper as of June 30, 2026 represents the gross par value before discount of $64 million.
(5) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of June 30, 2026, the Company had additional investment securities with a par value of approximately $148 billion, or a fair value of approximately $135 billion, available to be pledged to obtain additional capacity. Additional details regarding these facilities is described below.

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

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s, A2 by Standard & Poor’s, and F1 by Fitch at June 30, 2026. CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co has a variety of external debt facilities available. CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. At the end of the first quarter of 2026, CS&Co’s Board of Directors authorized the issuance of unsecured Commercial Paper Notes in an aggregate amount of up to $10.0 billion. CS&Co commenced issuances under the program in the second quarter and $4.9 billion was outstanding as of June 30, 2026. CS&Co’s ratings for Commercial Paper Notes were P1 by Moody’s and A1 by Standard & Poor’s at June 30, 2026. CS&Co also engages with external financial institutions in repurchase agreements collateralized by client margin securities as a source of liquidity.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Additionally, CS&Co is able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of June 30, 2026, liabilities for securities loaned totaled $38.7 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets. As of June 30, 2026, $27.2 billion of securities loaned had overnight and continuous remaining contractual maturities; $11.5 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 3.94%. See Item 1 – Note 13 for additional information on securities lending activities.

CSB issues brokered CDs as a source of funding. As of June 30, 2026, there were $283 million brokered CDs issued by CSB outstanding, maturing in July 2026 with a weighted-average interest rate of 3.90%.

Cash Flow Activity

The Company’s cash and cash equivalents, including amounts restricted, decreased $459 million from year-end 2025 to $69.2 billion at June 30, 2026, as net cash outflows for investing and financing activities were largely offset by net cash inflows from operating activities during the first six months of 2026. Net operating cash inflows were $11.6 billion, driven primarily by net income and the net impact of changes in brokerage client-related balances and receivables from and payables to brokers, dealers, and clearing organizations, reflecting growth in securities borrowed and loaned activity. Net investing cash outflows were $6.4 billion, due primarily to outflows of $9.1 billion from strong growth in bank loans, partially offset by net inflows of $3.9 billion from our AFS and HTM securities. Net financing outflows were $5.7 billion, primarily driven by a net decrease of $6.1 billion in bank deposits, outflows of $4.7 billion for common stock repurchases and dividends paid, and net paydowns of FHLB borrowings of $1.4 billion, partially offset by net proceeds of $6.9 billion from other short-term borrowings.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2025 Form 10-K for additional information. The Company was in compliance with the LCR rule at June 30, 2026, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	June 30, 2026	March 31, 2026
Total eligible HQLA	$51,927	$52,475
Net cash outflows	38,534	38,895
LCR	135%	135%

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

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. For the three months ended June 30, 2026 and March 31, 2026, Schwab was in compliance with the 100% minimum requirement of the rule.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.7 billion and $22.2 billion at June 30, 2026 and December 31, 2025, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table provides information about our Senior Notes outstanding at June 30, 2026:

June 30, 2026	Par Outstanding	Maturity	Weighted-Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,269	2026 - 2037	4.17%	A2	A-	A
Ameritrade Holding LLC Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted-average interest rates presented here exclude the impact of derivatives. See Item 1 – Note 12 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

The long-term debt issuances below in 2026 were senior unsecured obligations issued by CSC. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate		Interest Payable
May 21, 2026	$1,000	05/21/2030	4.744%	(1)	Semi-annually
May 21, 2026	$1,250	05/21/2037	5.493%	(1)	Semi-annually
June 25, 2026	$1,000	07/27/2029	4.603%	(1)	Semi-annually
(1) Interest rates presented are those in effect at June 30, 2026. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 1 – Note 10.

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for the first six months of 2026 are as follows:

	Date Issued and Sold	Net Proceeds
Series L	April 22, 2026	$1,480

On June 1, 2026, the Company redeemed all of its Series I preferred stock and corresponding depositary shares. For further discussion see Item 1 – Note 15 for equity outstanding balances, issuances, and redemptions.

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

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2025 Form 10-K and in Item 1 – Note 18. As of June 30, 2026, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

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

The following table details the capital ratios for CSC (consolidated) and CSB:

	June 30, 2026		December 31, 2025
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$50,147	$18,096	$49,425	$18,658
Less:
Preferred stock	6,213	—	6,763	—
Common Equity Tier 1 Capital before regulatory adjustments	$43,934	$18,096	$42,662	$18,658
Less:
Goodwill, net of associated deferred tax liabilities	$12,033	$13	$11,711	$13
Other intangible assets, net of associated deferred tax liabilities	5,833	—	5,811	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	99	43	38	43
AOCI adjustment (1)	(10,569)	(9,045)	(10,979)	(9,524)
Common Equity Tier 1 Capital	$36,538	$27,085	$36,081	$28,126
Tier 1 Capital	$42,751	$27,085	$42,844	$28,126
Total Capital	42,792	27,124	42,894	28,163
Risk-Weighted Assets	150,030	89,849	118,782	78,281
Average Assets with regulatory adjustments	489,718	254,224	462,473	252,828
Total Leverage Exposure	495,063	256,985	465,794	254,975
Common Equity Tier 1 Capital/Risk-Weighted Assets	24.4%	30.1%	30.4%	35.9%
Tier 1 Capital/Risk-Weighted Assets	28.5%	30.1%	36.1%	35.9%
Total Capital/Risk-Weighted Assets	28.5%	30.2%	36.1%	36.0%
Tier 1 Leverage Ratio	8.7%	10.7%	9.3%	11.1%
Supplementary Leverage Ratio	8.6%	10.5%	9.2%	11.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio was 8.7% at June 30, 2026, down from 9.3% at year-end 2025. This decrease reflects returns of excess capital and higher total Company assets, partially offset by growth from net income. CSB’s Tier 1 Leverage Ratio decreased from 11.1% at year-end 2025, ending the second quarter of 2026 at 10.7%, primarily as a result of dividends paid to CSC, partially offset by growth from net income.

As of June 30, 2026, our adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results) was 6.8% for CSC (consolidated), decreasing from 7.1% as of year-end 2025 as a result of returns of excess capital and higher total Company assets, partially offset by growth from net income. CSB’s adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures) was 7.4%, down slightly from 7.6% as of year-end 2025 due to dividends paid to CSC, largely offset by growth from net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 29, 2026, the Board of Directors of the Company declared a five cent, or 19%, increase in the quarterly cash dividend to $.32 per common share.

Cash dividends paid and per share amounts for the first six months of 2026 and 2025 are as follows:

Six Months Ended June 30,	2026		2025
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$1,123	$.64	$985	$.54
Preferred Stock:
Series D (1)	22	29.76	22	29.76
Series F (2)	12	2,500.00	12	2,500.00
Series G (3)	—	—	66	2,687.50
Series H (1)	45	2,000.00	45	2,000.00
Series I (4)	41	2,000.00	41	2,000.00
Series J (1)	13	22.26	13	22.26
Series K (1)	19	2,500.00	19	2,500.00
Series L (5)	—	—	N/A	N/A
(1) Dividends are paid quarterly.
(2) Dividends are paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.
(4) Series I was redeemed on June 1, 2026. Prior to redemption, dividends were paid quarterly. The final divided was paid on June 1, 2026.
(5) Series L was issued on April 22, 2026. Dividends are paid quarterly. The first dividend payment will be on September 1, 2026.
N/A Not applicable.

Share Repurchases

During the three and six months ended June 30, 2026, CSC repurchased 11.2 million and 35.5 million shares, respectively, of its common stock under its $20.0 billion share repurchase authorization for $1.0 billion and $3.4 billion, respectively. As of June 30, 2026, approximately $11.1 billion remained on the $20.0 billion authorization.

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

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025 under its previous $15.0 billion authorization.

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

See Item 1 – Note 15 for additional information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OTHER

Foreign Exposure
At June 30, 2026, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At June 30, 2026, the fair value of these holdings totaled $8.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.2 billion, the United Kingdom at $1.6 billion, and Japan at $600 million. At December 31, 2025, the fair value of these holdings totaled $10.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $7.4 billion, the United Kingdom at $1.9 billion, and Japan at $600 million. In addition, Schwab had outstanding margin loans to foreign residents of $6.6 billion and $4.8 billion at June 30, 2026 and December 31, 2025, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2025 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2026.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total expenses excluding interest (GAAP)	$3,403	$3,048	$6,697	$6,192
Amortization of acquired intangible assets	(142)	(128)	(274)	(258)
Acquisition and integration-related costs (1)	(28)	—	(39)	—
Adjusted total expenses (non-GAAP)	$3,233	$2,920	$6,384	$5,934
(1) Acquisition and integration-related costs for the three months ended June 30, 2026 primarily consist of compensation and benefits. Acquisition and integration-related costs for the six months ended June 30, 2026 consist of $26 million of compensation and benefits and $13 million of professional services. There were no acquisition and integration-related costs for the three and six months ended June 30, 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$2,681	$1.54	$1,977	$1.08	$5,078	$2.91	$3,773	$2.07
Amortization of acquired intangible assets	142.08		128.07		274.16		258.14
Acquisition and integration-related costs	28.02		—	—	39.02		—	—
Income tax effects (1)	(40)	(.02)	(32)	(.01)	(74)	(.04)	(63)	(.04)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,811	$1.62	$2,073	$1.14	$5,317	$3.05	$3,968	$2.17
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on average common stockholders’ equity — annualized (GAAP)	25%	19%	23%	18%
Average common stockholders’ equity	$43,203	$41,504	$43,298	$40,936
Less: Average goodwill	(12,294)	(11,951)	(12,121)	(11,951)
Less: Average acquired intangible assets — net	(7,348)	(7,551)	(7,258)	(7,615)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,742	1,710	1,714	1,716
Average tangible common equity	$25,303	$23,712	$25,633	$23,086
Adjusted net income available to common stockholders (1)	$2,811	$2,073	$5,317	$3,968
Return on tangible common equity — annualized (non-GAAP)	44%	35%	41%	34%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	June 30, 2026		December 31, 2025		June 30, 2025
	CSC	CSB	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.7%	10.7%	9.3%	11.1%	9.8%	12.2%
Tier 1 Capital	$42,751	$27,085	$42,844	$28,126	$44,267	$32,114
Plus: AOCI adjustment	(10,225)	(8,899)	(11,017)	(9,562)	(12,589)	(10,932)
Adjusted Tier 1 Capital	32,526	18,186	31,827	18,564	31,678	21,182
Average assets with regulatory adjustments	489,718	254,224	462,473	252,828	451,314	264,107
Plus: AOCI adjustment	(10,249)	(9,022)	(11,333)	(9,875)	(13,231)	(11,623)
Adjusted average assets with regulatory adjustments	$479,469	$245,202	$451,140	$242,953	$438,083	$252,484
Adjusted Tier 1 Leverage Ratio (non-GAAP)	6.8%	7.4%	7.1%	7.6%	7.2%	8.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenues
Interest revenue	$4,146	$3,787	$8,108	$7,544
Interest expense	(789)	(965)	(1,607)	(2,016)
Net interest revenue	3,357	2,822	6,501	5,528
Asset management and administration fees	1,825	1,570	3,584	3,100
Trading revenue	1,215	952	2,304	1,860
Bank deposit account fees	333	247	628	492
Other	342	260	537	470
Total net revenues	7,072	5,851	13,554	11,450
Expenses Excluding Interest
Compensation and benefits	1,790	1,536	3,602	3,208
Professional services	307	291	610	560
Occupancy and equipment	301	270	586	544
Advertising and market development	111	108	212	204
Communications	198	176	361	329
Depreciation and amortization	198	215	399	432
Amortization of acquired intangible assets	142	128	274	258
Regulatory fees and assessments	63	77	138	166
Other	293	247	515	491
Total expenses excluding interest	3,403	3,048	6,697	6,192
Income before taxes on income	3,669	2,803	6,857	5,258
Taxes on income	869	677	1,578	1,223
Net Income	2,800	2,126	5,279	4,035
Preferred stock dividends and other	119	149	201	262
Net Income Available to Common Stockholders	$2,681	$1,977	$5,078	$3,773
Weighted-Average Common Shares Outstanding:
Basic	1,735	1,817	1,740	1,819
Diluted	1,739	1,822	1,745	1,825
Earnings Per Common Shares Outstanding (1):
Basic	$1.55	$1.09	$2.92	$2.07
Diluted	$1.54	$1.08	$2.91	$2.07
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Notes 15 and 17.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,800	$2,126	$5,279	$4,035
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(10)	617	(2)	1,678
Other reclassifications included in other revenue	25	30	25	40
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	514	561	1,010	1,099
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	(315)	(15)	(540)	(15)
Reclassifications included in interest revenue	22	17	40	17
Other	—	5	(2)	6
Other comprehensive income (loss), before tax	236	1,215	531	2,825
Income tax effect	(54)	(185)	(123)	(568)
Other comprehensive income (loss), net of tax	182	1,030	408	2,257
Comprehensive Income (Loss)	$2,982	$3,156	$5,687	$6,292

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents (including resale agreements of $600 at June 30, 2026)	$40,580	$46,030
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $12,636 and $16,901 at June 30, 2026 and December 31, 2025, respectively)	33,011	42,931
Receivables from brokers, dealers, and clearing organizations	22,004	7,190
Receivables from brokerage clients — net	122,848	104,660
Available for sale securities (amortized cost of $66,312 and $66,225 at June 30, 2026 and December 31, 2025, respectively; including assets pledged of $760 and $281, respectively)	62,467	62,357
Held to maturity securities (including assets pledged of $3,933 and $1,270 at June 30, 2026 and December 31, 2025, respectively)	130,568	133,969
Bank loans — net	66,996	57,955
Equipment, office facilities, and property — net	3,659	3,091
Goodwill	12,290	11,951
Acquired intangible assets — net	7,283	7,233
Other assets	15,560	13,628
Total assets	$517,266	$490,995
Liabilities and Stockholders’ Equity
Bank deposits	$249,682	$255,747
Payables to brokers, dealers, and clearing organizations	43,826	25,689
Payables to brokerage clients	123,968	116,341
Accrued expenses and other liabilities	12,529	12,831
Other short-term borrowings	13,945	6,913
Federal Home Loan Bank borrowings	500	1,850
Long-term debt	22,669	22,199
Total liabilities	467,119	441,570
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,315 and $6,871 at June 30, 2026 and December 31, 2025, respectively	6,213	6,763
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 issued at June 30, 2026 and December 31, 2025	21	21
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	28,179	27,996
Retained earnings	48,044	44,065
Treasury stock, at cost — 346,069,683 and 315,863,800 shares at June 30, 2026 and December 31, 2025, respectively	(21,735)	(18,437)
Accumulated other comprehensive loss	(10,575)	(10,983)
Total stockholders’ equity	50,147	49,425
Total liabilities and stockholders’ equity	$517,266	$490,995

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at March 31, 2025	$9,191	2,074	$21	$27,664	$38,882	$(12,626)	$(13,621)	$49,511
Net income	—	—	—	—	2,126	—	—	2,126
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,030	1,030
Redemption of preferred stock	(2,428)	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.27 per share	—	—	—	—	(493)	—	—	(493)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	(353)	—	(353)
Stock option exercises and other	—	—	—	34	—	36	—	70
Share-based compensation	—	—	—	65	—	—	—	65
Other	—	—	—	50	4	14	—	68
Balance at June 30, 2025	$6,763	2,074	$21	$27,813	$40,374	$(12,929)	$(12,591)	$49,451

Balance at March 31, 2026	$6,763	2,074	$21	$28,047	$45,912	$(20,752)	$(10,757)	$49,234
Net income	—	—	—	—	2,800	—	—	2,800
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	182	182
Issuance of preferred stock, net	1,480	—	—	—	—	—	—	1,480
Redemption of preferred stock	(2,030)	—	—	—	(25)	—	—	(2,055)
Dividends declared on preferred stock	—	—	—	—	(82)	—	—	(82)
Dividends declared on common stock — $.32 per share	—	—	—	—	(561)	—	—	(561)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	(1,008)	—	(1,008)
Stock option exercises and other	—	—	—	(7)	—	18	—	11
Share-based compensation	—	—	—	84	—	—	—	84
Other	—	—	—	55	—	7	—	62
Balance at June 30, 2026	$6,213	2,074	$21	$28,179	$48,044	$(21,735)	$(10,575)	$50,147

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

Continued from previous page.

	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	4,035	—	—	4,035
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,257	2,257
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.54 per share	—	—	—	—	—	—	(985)	—	—	(985)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(353)	—	(353)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(89)	—	198	—	109
Share-based compensation	—	—	—	—	—	181	—	—	—	181
Other	—	—	—	—	—	82	4	(66)	—	20
Balance at June 30, 2025	$6,763	2,074	$21	—	$—	$27,813	$40,374	$(12,929)	$(12,591)	$49,451

Balance at December 31, 2025	$6,763	2,074	$21	—	$—	$27,996	$44,065	$(18,437)	$(10,983)	$49,425
Net income	—	—	—	—	—	—	5,279	—	—	5,279
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	408	408
Issuance of preferred stock, net	1,480	—	—	—	—	—	—	—	—	1,480
Redemption of preferred stock	(2,030)	—	—	—	—	—	(25)	—	—	(2,055)
Dividends declared on preferred stock	—	—	—	—	—	—	(152)	—	—	(152)
Dividends declared on common stock — $.64 per share	—	—	—	—	—	—	(1,123)	—	—	(1,123)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(3,407)	—	(3,407)
Stock option exercises and other	—	—	—	—	—	(132)	—	190	—	58
Share-based compensation	—	—	—	—	—	211	—	—	—	211
Other	—	—	—	—	—	104	—	(81)	—	23
Balance at June 30, 2026	$6,213	2,074	$21	—	$—	$28,179	$48,044	$(21,735)	$(10,575)	$50,147

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$5,279	$4,035
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	230	198
Depreciation and amortization	399	432
Amortization of acquired intangible assets	274	258
Provision (benefit) for deferred income taxes	(20)	(40)
Premium amortization, net, on available for sale and held to maturity securities	321	351
Other	402	319
Net change in:
Investments segregated and on deposit for regulatory purposes	14,911	(7,403)
Receivables from brokers, dealers, and clearing organizations	(14,814)	(1,855)
Receivables from brokerage clients	(18,222)	2,551
Other assets	(2,099)	(665)
Payables to brokers, dealers, and clearing organizations	18,137	5,247
Payables to brokerage clients	7,627	7,796
Accrued expenses and other liabilities	(783)	(1,688)
Net cash provided by (used for) operating activities	11,642	9,536
Cash Flows from Investing Activities
Purchases of available for sale securities	(10,959)	(1,887)
Proceeds from sales of available for sale securities	6,091	4,205
Principal payments on available for sale securities	4,549	14,893
Purchases of held to maturity securities	(2,336)	(429)
Principal payments on held to maturity securities	6,527	8,047
Net change in bank loans	(9,065)	(5,230)
Cash paid for acquisition, net of cash acquired	(577)	—
Purchases of equipment, office facilities, and property	(325)	(245)
Purchases of FHLB stock	(21)	(317)
Proceeds from sales of FHLB stock	83	644
Purchases of Federal Reserve stock	(2)	(9)
Proceeds from sales of Federal Reserve stock	25	4
Other investing activities	(414)	(130)
Net cash provided by (used for) investing activities	(6,424)	19,546
Cash Flows from Financing Activities
Net change in bank deposits	(6,065)	(26,063)
Proceeds from FHLB borrowings	500	8,000
Repayments of FHLB borrowings	(1,850)	(15,700)
Proceeds from other short-term borrowings	39,612	20,359
Repayments of other short-term borrowings	(32,664)	(17,906)
Issuances of long-term debt	3,231	—
Repayments of long-term debt	(3,114)	(2,237)
Repurchases of common stock and nonvoting common stock	(3,377)	(1,833)
Net proceeds from preferred stock offerings	1,480	—
Redemption of preferred stock	(2,055)	(2,458)
Dividends paid	(1,275)	(1,203)
Proceeds from stock options exercised	58	109
Other financing activities	(158)	(95)
Net cash provided by (used for) financing activities	(5,677)	(39,027)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(459)	(9,945)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	69,661	65,514
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$69,202	$55,569

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$640	$47
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$—	$17
Other Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,841	$2,497
Income taxes, net	$1,792	$818
Amounts included in the measurement of lease liabilities	$122	$127
Leased assets obtained in exchange for new operating lease liabilities	$100	$55

	June 30, 2026	June 30, 2025
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$40,580	$32,195
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	28,622	23,374
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$69,202	$55,569
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

Significant accounting policies are included in Item 8 – Note 2 in the 2025 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the six months ended June 30, 2026.

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

The Company accounted for the Forge acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, and consideration transferred; however, due to the timing of and limited time since the close of the acquisition, these estimates are provisional and may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill, in subsequent periods as prescribed in Accounting Standards Codification (ASC) 805 Business Combinations. During the three months ended June 30, 2026, we made measurement period adjustments to the purchase price allocation resulting in additions of $10 million, $4 million, and $6 million to our initial estimates of the fair value of acquired intangible assets, other

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
assets, and accrued expenses and other liabilities, respectively, and a reduction of $8 million to our initial estimate of the fair value of goodwill.

The following table summarizes provisional information including the consideration transferred, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the March 2, 2026 acquisition date, adjusted for the measurement period adjustments described above:

Fair value of assets acquired:
Cash and cash equivalents	$39
Acquired intangible assets	320
Other assets	46
Total assets acquired	405
Fair value of liabilities assumed:
Accrued expenses and other liabilities	92
Total liabilities assumed	92
Fair value of net identifiable assets acquired	$313

Consideration transferred	$636
Plus: Fair value of noncontrolling interest acquired (1)	16
Less: Fair value of net identifiable assets acquired	(313)
Goodwill	$339
(1) Subsequent to the acquisition date, Schwab purchased the equity interest attributable to the noncontrolling party resulting in the subsidiary becoming 100%-owned by Schwab as of March 31, 2026.

The provisional identifiable intangible assets of $320 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective estimated fair values and weighted-average useful lives:

	Method Used to Estimate Fair Value	Fair Value	Weighted-Average Useful Life (Years)
Client relationships	Income Approach	$215	9
Existing technology	Replacement Cost Approach	82	3
Data and trade names	Income Approach	23	6
Total acquired intangible assets		$320

Goodwill recorded of $339 million, primarily attributable to the expanded product offerings and capabilities anticipated from the Forge acquisition, was assigned to the Investor Services segment and is not deductible for tax purposes.

The Company’s condensed consolidated statements of income include total net revenues and net loss attributable to the Forge acquisition of $40 million and $33 million, respectively, for the three months ended June 30, 2026 and $54 million and $39 million, respectively, for the period March 2, 2026 through June 30, 2026.

Certain Forge equity awards, whether vested or unvested, were assumed by the Company upon acquisition. The awards are subject to the same terms and conditions that were applicable immediately before the acquisition, except for performance-based restricted stock units which were converted into restricted stock units without performance conditions. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $13 million was accounted for as consideration transferred. The remaining portion was associated with future services and had a fair value of $37 million on the acquisition date. As of June 30, 2026, there was $14 million of unrecognized compensation cost related to these awards.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest revenue
Cash and cash equivalents	$278	$305	$566	$633
Cash and investments segregated	374	506	771	918
Receivables from brokerage clients (1)	1,609	1,321	3,108	2,700
Available for sale securities	358	405	684	838
Held to maturity securities	570	602	1,137	1,224
Bank loans	693	518	1,320	1,011
Securities lending revenue	178	96	269	156
Other interest revenue (1,2)	86	34	253	64
Interest revenue	4,146	3,787	8,108	7,544
Bank deposits	(114)	(326)	(232)	(762)
Payables to brokers, dealers, and clearing organizations	(276)	(167)	(493)	(304)
Payables to brokerage clients (1)	(59)	(60)	(115)	(109)
Other short-term borrowings	(111)	(87)	(203)	(169)
Federal Home Loan Bank borrowings	(1)	(110)	(13)	(243)
Long-term debt	(228)	(206)	(429)	(418)
Other interest expense (1,2)	—	(9)	(122)	(11)
Interest expense	(789)	(965)	(1,607)	(2,016)
Net interest revenue	3,357	2,822	6,501	5,528
Asset management and administration fees
Mutual funds, ETFs, CTFs, and alternatives (3)	1,020	898	2,011	1,776
Managed investing solutions	707	589	1,381	1,158
Other (3)	98	83	192	166
Asset management and administration fees	1,825	1,570	3,584	3,100
Trading revenue
Commissions	528	431	1,017	862
Order flow revenue	624	466	1,184	909
Principal transactions	63	55	103	89
Trading revenue	1,215	952	2,304	1,860
Bank deposit account fees	333	247	628	492
Other	342	260	537	470
Total net revenues	$7,072	$5,851	$13,554	$11,450
(1) Beginning in the fourth quarter of 2025, interest revenue and expense from client margin loans and short credits related to client long/short strategies from which the Company earns a fixed net yield were moved from receivables from brokerage clients and payables to brokerage clients, respectively, to other interest revenue and other interest expense, respectively. Amounts for 2025 periods have been reclassified to reflect this change.
(2) Beginning in the second quarter of 2026, the net fixed yield earned on client long/short strategies is presented in other interest revenue; amounts for periods prior to the three months ended June 30, 2026 have not been recast as the impact of this change was not material.
(3) Beginning in the first quarter of 2026, alternative investments revenue was moved from other asset management and administration fees to mutual funds, ETFs, CTFs, and alternatives. Prior period amounts have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 19. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances: Receivables from contracts with customers within the scope of ASC 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $928 million and $819 million at June 30, 2026 and December 31, 2025, respectively.

The Company had net contract assets of $182 million and $193 million at June 30, 2026 and December 31, 2025, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 11.

Unsatisfied performance obligations: We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

5.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	June 30, 2026	December 31, 2025
Receivables
Securities borrowed	$19,027	$4,797
Receivables from clearing organizations	2,855	2,327
Receivables for securities failed to deliver	94	42
Other receivables from broker-dealers	28	24
Receivables from brokers, dealers, and clearing organizations	$22,004	$7,190
Payables
Deposits for securities loaned	$38,659	$25,131
Broker-dealer repurchase agreements	3,500	50
Payables to clearing organizations	701	115
Other payables to broker-dealers	690	302
Payables for securities failed to receive	276	91
Payables to brokers, dealers, and clearing organizations	$43,826	$25,689

See Note 13 for additional information regarding securities lending and borrowing activities, and repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$40,938	$—	$3,197	$37,741
U.S. Treasury securities	12,097	—	146	11,951
Corporate debt securities (1)	5,346	—	329	5,017
Asset-backed securities (2)	7,335	1	132	7,204
U.S. state and municipal securities	459	—	35	424
Non-agency commercial mortgage-backed securities	120	—	8	112
Other	21	—	3	18
Unallocated portfolio layer method (PLM) fair value basis adjustments (3)	(4)	—	(4)	—
Total available for sale securities (4)	$66,312	$1	$3,846	$62,467
Held to maturity securities
U.S. agency mortgage-backed securities	$128,551	$631	$9,962	$119,220
U.S. Treasury securities	2,017	—	31	1,986
Total held to maturity securities	$130,568	$631	$9,993	$121,206

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities	$44,585	$—	$3,151	$41,434
U.S. Treasury securities	11,543	3	182	11,364
Corporate debt securities (1)	5,027	—	360	4,667
Asset-backed securities (2)	4,332	—	133	4,199
U.S. state and municipal securities	595	—	34	561
Non-agency commercial mortgage-backed securities	120	—	7	113
Other	21	—	2	19
Unallocated PLM fair value basis adjustments (3)	2	—	2	—
Total available for sale securities (4)	$66,225	$3	$3,871	$62,357
Held to maturity securities
U.S. agency mortgage-backed securities	$133,563	$1,732	$9,646	$125,649
U.S. Treasury securities	406	—	—	406
Total held to maturity securities	$133,969	$1,732	$9,646	$126,055
(1) As of June 30, 2026, approximately 28%, 25%, and 20% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively. As of December 31, 2025, approximately 28%, 27%, and 19% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively.
(2) As of June 30, 2026, approximately 38% and 33% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively. As of December 31, 2025, approximately 70% and 21% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 12 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table, is $2.0 billion of AFS U.S. Treasury securities as of December 31, 2025 (none as of June 30, 2026). These holdings had maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost.

At June 30, 2026, our banking subsidiaries had pledged investment securities with a fair value of $12.7 billion (collateral value of $11.8 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 10). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $28.9 billion (collateral value of $28.0 billion) as collateral for this facility at June 30, 2026. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.6 billion at June 30, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At June 30, 2026, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions and the FICC. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $4.4 billion, of which $3.9 billion may be sold, repledged, or otherwise used by the counterparties. See Notes 10 and 13 for additional information on these repurchase agreements.

At June 30, 2026, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $760 million as initial margin on interest rate swaps (see Notes 12 and 13). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$82	$1	$37,618	$3,196	$37,700	$3,197
U.S. Treasury securities	8,964	26	2,621	120	11,585	146
Corporate debt securities	405	2	4,591	327	4,996	329
Asset-backed securities	2,787	11	3,640	121	6,427	132
U.S. state and municipal securities (1)	25	—	399	35	424	35
Non-agency commercial mortgage-backed securities	—	—	112	8	112	8
Other	—	—	18	3	18	3
Total (2)	$12,263	$40	$48,999	$3,810	$61,262	$3,850

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities (1)	$4	$—	$41,394	$3,151	$41,398	$3,151
U.S. Treasury securities (1)	1,558	—	5,424	182	6,982	182
Corporate debt securities	—	—	4,667	360	4,667	360
Asset-backed securities (1)	147	—	4,046	133	4,193	133
U.S. state and municipal securities	27	2	534	32	561	34
Non-agency commercial mortgage-backed securities	—	—	113	7	113	7
Other	—	—	19	2	19	2
Total (2)	$1,736	$2	$56,197	$3,867	$57,933	$3,869
(1) Amounts of unrealized losses less than 12 months were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(4) million and $2 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2025 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2026 and the year ended December 31, 2025. None of the Company’s AFS securities held as of June 30, 2026 and December 31, 2025 had an allowance for credit losses. HTM securities as of June 30, 2026 and December 31, 2025 were U.S. agency mortgage-backed securities and U.S. Treasury securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company had $381 million and $386 million of accrued interest for AFS and HTM securities as of June 30, 2026 and December 31, 2025, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the six months ended June 30, 2026, or for the year ended December 31, 2025.

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at June 30, 2026:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.3
AFS and HTM investment securities portfolios	3.6
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	1.9
AFS and HTM investment securities portfolios	3.5
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

The maturities of AFS and HTM investment securities are as follows:

June 30, 2026	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,124	$6,756	$23,687	$6,174	$37,741
U.S. Treasury securities	4,092	7,859	—	—	11,951
Corporate debt securities	1,064	3,953	—	—	5,017
Asset-backed securities	—	3,774	955	2,475	7,204
U.S. state and municipal securities	27	206	191	—	424
Non-agency commercial mortgage-backed securities	—	—	—	112	112
Other	—	—	—	18	18
Total fair value	$6,307	$22,548	$24,833	$8,779	$62,467
Total amortized cost (1)	$6,333	$23,504	$27,410	$9,069	$66,316
Held to maturity securities
U.S. agency mortgage-backed securities	$626	$27,980	$24,460	$66,154	$119,220
U.S. Treasury securities	—	1,986	—	—	1,986
Total fair value	$626	$29,966	$24,460	$66,154	$121,206
Total amortized cost	$628	$30,952	$25,206	$73,782	$130,568
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(4) million at June 30, 2026.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Proceeds	$4,550	$2,584	$6,091	$4,205
Gross realized gains	—	—	1	—
Gross realized losses	25	30	26	40

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2026	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans — net
Residential real estate:
First Mortgages (1,2)	$32,655	$111	$2	$14	$127	$32,782	$30	$32,752
HELOCs (1,2)	420	1	—	2	3	423	1	422
Total residential real estate	33,075	112	2	16	130	33,205	31	33,174
Pledged asset lines	33,396	10	—	10	20	33,416	—	33,416
Other	411	1	—	—	1	412	6	406
Total bank loans	$66,882	$123	$2	$26	$151	$67,033	$37	$66,996

December 31, 2025
Residential real estate:
First Mortgages (1,2)	$30,429	$13	$5	$37	$55	$30,484	$28	$30,456
HELOCs (1,2)	423	1	—	3	4	427	1	426
Total residential real estate	30,852	14	5	40	59	30,911	29	30,882
Pledged asset lines	26,570	20	10	3	33	26,603	—	26,603
Other	477	—	—	—	—	477	7	470
Total bank loans	$57,899	$34	$15	$43	$92	$57,991	$36	$57,955
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $144 million and $131 million at June 30, 2026 and December 31, 2025, respectively.
(2) At June 30, 2026 and December 31, 2025, 40% and 41%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2026 or December 31, 2025. Bank-loan related nonperforming assets consisted of the nonaccrual loans presented here and loan modifications to borrowers experiencing financial difficulty were not material at both June 30, 2026 and December 31, 2025.

At June 30, 2026, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 10).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at March 31, 2025	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at June 30, 2025	$15	$1	$16	$—	$6	$22

Balance at March 31, 2026	$29	$1	$30	$—	$6	$36
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at June 30, 2026	$30	$1	$31	$—	$6	$37

Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at June 30, 2025	$15	$1	$16	$—	$6	$22

Balance at December 31, 2025	$28	$1	$29	$—	$7	$36
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	2	—	2	—	(1)	1
Balance at June 30, 2026	$30	$1	$31	$—	$6	$37

Consistent with Schwab’s loan charge-off policy for PALs as disclosed in Item 8 – Note 2 of the 2025 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of June 30, 2026, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2026 and December 31, 2025, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy experienced soft hiring and elevated core inflation at the end of the second quarter of 2026. Geopolitical unrest persists amid a backdrop of elevated uncertainty due to economic impacts of developing trade policy and a constrained energy supply. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with a softening labor market. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain strong. As a result of these factors, we held projected loss rates constant at June 30, 2026, as compared to December 31, 2025.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	pre-2022	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$1	$—	$2	$2	$6	$—	$—	$—
620 – 679	30	18	12	3	22	44	129	2	1	3
680 – 739	362	496	242	194	639	1,424	3,357	51	23	74
≥740	4,068	4,945	2,139	1,389	4,370	12,379	29,290	265	81	346
Total	$4,461	$5,459	$2,394	$1,586	$5,033	$13,849	$32,782	$318	$105	$423
Origination LTV
≤70%	$3,166	$3,715	$1,615	$1,082	$3,747	$11,853	$25,178	$304	$74	$378
>70% – ≤90%	1,295	1,744	779	504	1,286	1,995	7,603	14	30	44
>90% – ≤100%	—	—	—	—	—	1	1	—	1	1
Total	$4,461	$5,459	$2,394	$1,586	$5,033	$13,849	$32,782	$318	$105	$423
Refreshed FICO
<620	$1	$5	$3	$5	$24	$42	$80	$2	$4	$6
620 – 679	32	58	22	25	61	167	365	9	7	16
680 – 739	384	475	216	142	453	1,091	2,761	43	15	58
≥740	4,044	4,921	2,153	1,414	4,495	12,549	29,576	264	79	343
Total	$4,461	$5,459	$2,394	$1,586	$5,033	$13,849	$32,782	$318	$105	$423
Estimated Refreshed LTV (1)
≤70%	$3,167	$3,855	$1,825	$1,380	$4,652	$13,783	$28,662	$316	$105	$421
>70% – ≤90%	1,294	1,601	566	201	352	64	4,078	2	—	2
>90% – ≤100%	—	3	3	5	29	2	42	—	—	—
Total	$4,461	$5,459	$2,394	$1,586	$5,033	$13,849	$32,782	$318	$105	$423
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.10%	0.01%	0.06%	0.05%	0.04%	—	2.12%	0.47%
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

At June 30, 2026, $28.5 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 22% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 62% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At June 30, 2026 and December 31, 2025, Schwab had $255 million and $223 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2026	Balance
Converted to an amortizing loan by period end (1)	$105
Within 1 year	18
> 1 year – 3 years	31
> 3 years – 5 years	63
> 5 years	206
Total	$423
(1) Includes $2 million and $5 million of HELOCs converted to amortizing loans during the three and six months ended June 30, 2026, respectively.

At June 30, 2026, $324 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2026, the borrowers on approximately 61% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Variable Interest Entities
As of June 30, 2026 and December 31, 2025, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended June 30, 2026 and 2025, CSB recorded amortization of $68 million and $47 million, respectively, and recognized tax credits and other tax benefits of $89 million and $65 million, respectively, associated with these investments. During the six months ended June 30, 2026 and 2025, CSB recorded amortization of $127 million and $94 million, respectively, and recognized tax credits and other tax benefits of $166 million and $126 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, aggregate liabilities, and maximum exposure to loss

The aggregate assets, aggregate liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2026			December 31, 2025
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$2,446	$1,360	$2,446	$2,084	$1,111	$2,084
Other investments (2)	249	—	352	250	—	342
Total	$2,695	$1,360	$2,798	$2,334	$1,111	$2,426
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2026 and 2029. During the six months ended June 30, 2026 and year ended December 31, 2025, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2026	December 31, 2025
Interest-bearing deposits:
Deposits swept from brokerage accounts	$228,347	$232,410
Checking	16,008	16,473
Time certificates of deposit (1)	283	2,000
Savings and other	3,545	3,637
Total interest-bearing deposits	248,183	254,520
Non-interest-bearing deposits	1,499	1,227
Total bank deposits	$249,682	$255,747
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at June 30, 2026 and December 31, 2025 were 3.90% and 4.03%, respectively. As of June 30, 2026 and December 31, 2025, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at June 30, 2026 mature in July 2026.

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

Other Finance Liabilities: CS&Co entered into a third-party long-term software licensing agreement during the second quarter of 2026 for $633 million. In accordance with ASC 350 Intangibles — Goodwill and Other, CS&Co recorded the multi-year software license as an asset within equipment, office facilities, and property — net, and the corresponding liability as long-term debt on the consolidated balance sheets. An initial debt payment of $49 million was made during the second quarter of 2026, and future payments are due annually through March 2033.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2026 and December 31, 2025:

	Date of Issuance	Principal Amount Outstanding
		June 30, 2026	December 31, 2025
CSC Fixed-rate Senior Notes:
3.450% due February 13, 2026	11/13/15	$—	$350
0.900% due March 11, 2026	12/11/20	—	1,250
1.150% due May 13, 2026	05/13/21	—	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	—	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes (1):
5.643% due May 19, 2029	05/19/23	1,200	1,200
4.603% due July 27, 2029	06/25/26	1,000	—
6.196% due November 17, 2029	11/17/23	1,300	1,300
4.744% due May 21, 2030	05/21/26	1,000	—
4.343% due November 14, 2031	11/14/25	1,000	1,000
5.853% due May 19, 2034	05/19/23	1,300	1,300
6.136% due August 24, 2034	08/24/23	1,350	1,350
4.914% due November 14, 2036	11/14/25	1,000	1,000
5.493% due May 21, 2037	05/21/26	1,250	—
Total CSC Senior Notes		22,269	22,119
Ameritrade Holding LLC Fixed-rate Senior Notes:
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding LLC Senior Notes		81	81
Finance lease liabilities		23	37
Other finance liabilities (2)		592	—
Unamortized premium — net		24	33
Debt issuance costs		(89)	(82)
Fair value hedging basis adjustments (3)		(231)	11
Total long-term debt		$22,669	$22,199
(1) Interest rates presented are those in effect at June 30, 2026. See table below for additional information regarding future interest rates on fixed-to-floating rate Senior Notes.
(2) This represents the total liability, including imputed interest, related to a software licensing agreement entered into during the second quarter of 2026.
(3) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Note 12 for more information on hedging of Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table details the changes in future interest rates on fixed-to-floating rate Senior Notes as of June 30, 2026:

Maturity Date	Fixed Semi-annual Interest Rate	Date of Issuance	Floating Quarterly Interest Rate	Interest Rate Reset Date
May 19, 2029	5.643%	05/19/23	SOFR + 2.210%	05/19/28
July 27, 2029	4.603%	06/25/26	SOFR + 0.622%	07/27/28
November 17, 2029	6.196%	11/17/23	SOFR + 1.878%	11/17/28
May 21, 2030	4.744%	05/21/26	SOFR + 0.780%	05/21/29
November 14, 2031	4.343%	11/14/25	SOFR + 0.940%	11/14/30
May 19, 2034	5.853%	05/19/23	SOFR + 2.500%	05/19/33
August 24, 2034	6.136%	08/24/23	SOFR + 2.010%	08/24/33
November 14, 2036	4.914%	11/14/25	SOFR + 1.230%	11/14/35
May 21, 2037	5.493%	05/21/26	SOFR+ 1.280%	05/21/36

Annual maturities on all long-term debt outstanding at June 30, 2026 are as follows:

Maturities
2026	$1,010
2027	3,493
2028	1,999
2029	5,268
2030	1,579
Thereafter	9,616
Total maturities	22,965
Unamortized premium — net	24
Debt issuance costs	(89)
Fair value hedging basis adjustments (1)	(231)
Total long-term debt	$22,669
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Note 12 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $500 million and $1.9 billion outstanding under these facilities as of June 30, 2026 and December 31, 2025, respectively, and these borrowings had a weighted-average interest rate of 3.79% and 3.90%, respectively. As of June 30, 2026 and December 31, 2025, the collateral pledged provided additional borrowing capacity of $32.8 billion and $74.2 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at June 30, 2026 and December 31, 2025 were $13.9 billion and $6.9 billion, respectively, and had a weighted-average interest rate of 3.25% and 4.09%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $4.3 billion and $1.3 billion outstanding pursuant to such repurchase agreements at June 30, 2026 and December 31, 2025, respectively. Repurchase agreements outstanding at June 30, 2026 mature between July 2026 and August 2026.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of June 30, 2026 and December 31, 2025, our collateral pledged provided total borrowing capacity of $28.0 billion and $29.3 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $2.5 billion gross par value before discount of $16 million outstanding at June 30, 2026, and $1.9 billion gross par value before discount of $32 million outstanding at December 31, 2025. At the end of the first quarter of 2026, CS&Co received authorization from its Board of Directors to issue up to $10.0 billion of unsecured commercial paper notes with maturities of up to 270 days. There was $4.9 billion gross par value before discount of $48 million outstanding as of June 30, 2026. CSC and

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.9 billion; no amounts were outstanding as of June 30, 2026 or December 31, 2025.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. There was $2.3 billion and $3.8 billion outstanding at June 30, 2026 and December 31, 2025, respectively, pursuant to these agreements.

Annual maturities on other short-term borrowings outstanding at June 30, 2026 are as follows:

	2026	2027	Total
FHLB borrowings	$500	$—	$500
Other short-term borrowings	13,219	726	13,945
Total	$13,719	$726	$14,445

11.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $2.6 billion and $1.7 billion during the second quarter of 2026 and 2025, respectively, and
$4.6 billion and $2.7 billion during the first six months of 2026 and 2025, respectively. CSB purchased HELOCs with commitments of $71 million and $79 million during the second quarter of 2026 and 2025, respectively, and $133 million and $129 million during the first six months of 2026 and 2025, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	June 30, 2026	December 31, 2025
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,868	$1,793
Commitments to purchase First Mortgage loans	1,464	925
Total	$3,332	$2,718

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

The 2023 IDA agreement extends the term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain certain minimum and maximum insured deposit account balances (IDA balances). Pursuant to

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
the terms of the agreement, after September 10, 2025, withdrawals of balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion. In accordance with the agreement, Schwab moved $3.0 billion of BDA balances to its balance sheet during the first six months of 2026.

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

As of June 30, 2026, the total ending IDA balance was $70.7 billion, of which $59.8 billion was fixed-rate obligation amounts and $10.9 billion was floating-rate obligation amounts. As of December 31, 2025, the total ending IDA balance was $76.3 billion, of which $59.6 billion was fixed-rate obligation amounts and $16.7 billion was floating-rate obligation amounts.

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

Notional Amounts of Derivative Instruments

The Company had outstanding interest rate swaps with aggregate notional amounts of $61.6 billion and $42.2 billion at June 30, 2026 and December 31, 2025, respectively, that were designated as fair value hedges of interest rate risk. The Company had outstanding interest rate swaps with aggregate notional amounts of $77.1 billion and $18.7 billion at June 30, 2026 and December 31, 2025, respectively, that were designated as cash flow hedges of interest rate risk.

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

As of June 30, 2026, through its cash flow hedges, the Company hedged interest receipts on $20.0 billion of margin loans with a total outstanding notional of $43.6 billion, and interest receipts on $24.8 billion of PALs with a total outstanding notional of $33.5 billion. As of June 30, 2026, through fair value hedges, the Company hedged $21.8 billion of Senior Notes with a total outstanding notional amount of $50.3 billion and $11.3 billion of AFS securities with a total outstanding notional amount of $11.3 billion.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$—	$2	$1	$1
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets as of June 30, 2026 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of June 30, 2026, there was a $80 million reduction of derivative assets and a $693 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2025, there was a $93 million reduction of derivative assets and a $21 million reduction of derivative liabilities related to variation margin settlements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Line item in which the hedged item is included:
Available for sale securities (1,2)	$11,245	$12,249	$(67)	$(16)
Long-term debt (3)	(21,468)	(20,726)	235	(6)
(1) Includes the amortized cost basis of AFS securities included in PLM hedging relationships. At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $685 million and $1.1 billion, respectively, of which $416 million and $771 million was designated in a portfolio layer hedging relationship at June 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustments associated with these hedging relationships were a reduction of $4 million and an increase of $2 million of the amortized cost basis of the closed portfolios at June 30, 2026 and December 31, 2025, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $73 million and $26 million at June 30, 2026 and December 31, 2025, respectively, which are recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.
(3) Excludes the carrying amount and fair value hedging adjustment of long-term debt for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for long-term debt was an increase of the carrying amount of $4 million and $5 million at June 30, 2026 and December 31, 2025, respectively, which is recorded in long-term debt on the condensed consolidated balance sheets and amortized to interest expense over the lives of the borrowings.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended June 30,	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships:
Hedged items	$(76)	$94	$134	$9
Derivatives designated as hedging instruments (1)	76	(94)	(134)	(9)

Six Months Ended June 30,	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships:
Hedged items	$(107)	$255	$241	$(16)
Derivatives designated as hedging instruments (1)	107	(255)	(241)	18
(1) Interest revenue excludes net gain (loss) from periodic interest accruals and receipts (payments) of $1 million and $2 million for the three and six months ended June 30, 2026, respectively, and $14 million and $32 million for the three and six months ended June 30, 2025, respectively. Interest expense excludes net gain (loss) from periodic interest accruals and receipts (payments) of $(11) million and $(6) million for the three and six months ended June 30, 2026, respectively, and $(14) million and $(24) million for the three and six months ended June 30, 2025, respectively.

Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI (pre-tax) and the condensed consolidated statements of income:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three and Six Months Ended June 30, 2025
AOCI at beginning of period	$(158)	$49	$—
Gain (loss) recognized in other comprehensive income (1)	(315)	(540)	(15)
Realized (gain) loss reclassified from AOCI to interest revenue	22	40	17
AOCI at end of period	$(451)	$(451)	$2
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income.

For the twelve months following June 30, 2026, the Company expects to reclassify from AOCI into interest revenue approximately $197 million of pre-tax losses.

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

Schwab’s banking subsidiaries also enter into collateralized resale agreements with the FICC in which they buy securities and agree to resell these securities at a future date at an agreed upon price. Schwab receives collateral with a fair value equal to or in excess of the carrying value of the related receivables, including accrued interest, and requires additional collateral where deemed appropriate. Schwab is permitted by contract to repledge or sell collateral received under these resale agreements. In order to repledge or sell this collateral, the banking subsidiaries would be required to deposit additional securities of an equal amount with the custodian to replace the collateral received and maintain the net position. The ability to repledge or sell collateral maintained by the custodian in conjunction with collateralized resale agreements is subject to operational limitations, which may restrict Schwab’s use of the securities. There were no securities repledged or sold under these arrangements as of June 30, 2026 and December 31, 2025. Amounts recognized pursuant to these arrangements are presented gross in the condensed consolidated balance sheet and are included in cash and cash equivalents or other assets in the condensed consolidated balance sheets based upon the maturity date of the transaction. The Company’s collateralized resale agreements are considered to be enforceable master netting arrangements; however, we do not net these arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of collateral to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $18.6 billion and $4.6 billion at June 30, 2026 and December 31, 2025, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities borrowed and securities loaned are presented gross in the condensed consolidated balance sheets and are included in receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations, respectively, in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2026
Assets
Resale agreements	$13,236	$—	$13,236	$—	$(13,236)	(1)	$—
Securities borrowed	19,027	—	19,027	(9,723)	(9,132)		172
Interest rate swaps	—	—	—	—	—	(2)	—
Total	$32,263	$—	$32,263	$(9,723)	$(22,368)		$172
Liabilities
Repurchase agreements (3)	$7,810	$—	$7,810	$—	$(7,810)	(4)	$—
Securities loaned (5)	38,659	—	38,659	(9,723)	(28,316)		620
Secured short-term borrowings (6)	2,300	—	2,300	—	(2,300)		—
Interest rate swaps	2	—	2	—	(2)	(2)	—
Total	$48,771	$—	$48,771	$(9,723)	$(38,428)		$620

December 31, 2025
Assets
Resale agreements	$16,901	$—	$16,901	$—	$(16,901)	(1)	$—
Securities borrowed	4,797	—	4,797	(3,069)	(1,677)		51
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$21,699	$—	$21,699	$(3,069)	$(18,578)		$52
Liabilities
Repurchase agreements (3)	$1,301	$—	$1,301	$—	$(1,301)	(4)	$—
Securities loaned (5)	25,131	—	25,131	(3,069)	(21,137)		925
Secured short-term borrowings (6)	3,800	—	3,800	—	(3,800)		—
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$30,233	$—	$30,233	$(3,069)	$(26,238)		$926
(1) At June 30, 2026 and December 31, 2025, the fair value of collateral received in connection with resale agreements that was available to be repledged or sold was $13.5 billion and $17.2 billion, respectively.
(2) At June 30, 2026 and December 31, 2025, the fair value of initial margin pledged as collateral related to interest rate swaps was $760 million and $281 million, respectively. See Notes 6 and 12 for additional information.
(3) At June 30, 2026 and December 31, 2025, repurchase agreements outstanding at CS&Co had continuous contractual maturities of 35-125 days.
(4) At June 30, 2026 and December 31, 2025, the fair value of collateral pledged in connection with repurchase agreements at the Company’s banking subsidiaries was $4.5 billion and $1.3 billion, respectively. See Note 10 for additional information. At June 30, 2026 and December 31, 2025, collateral pledged for repurchase agreements outstanding at CS&Co was comprised of equity securities held in client brokerage accounts. See table below for fair value of client margin securities held in client brokerage accounts pledged as collateral.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At June 30, 2026, $27.2 billion of securities loaned had overnight and continuous remaining contractual maturities and $11.5 billion of securities loaned had contractual maturities of 35-95 days. At December 31, 2025, $15.0 billion of securities loaned had overnight and continuous remaining contractual maturities and $10.1 billion of securities loaned had contractual maturities of 35-95 days.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, collateral pledged for secured short-term borrowings was comprised of equity securities held in client brokerage accounts. See below for amount of collateral pledged and Note 10 for additional information.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. As of June 30, 2026 and December 31, 2025, the fair value of client securities available to be pledged under these regulations was $228.2 billion and $155.5 billion, respectively. The Company may also pledge collateral obtained through securities borrowed transactions. The following table summarizes the fair value of client margin securities and securities obtained from securities borrowed transactions that we had pledged to third parties:

	June 30, 2026	December 31, 2025
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$52,440	$34,791
Fulfillment of client short sales	51,886	16,196
Securities lending to other broker-dealers	37,482	23,867
Collateral for secured short-term borrowings	2,484	4,376
Collateral for repurchase agreements	3,937	56
Total collateral pledged to third parties	$148,229	$79,286
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $265 million and $217 million at June 30, 2026 and December 31, 2025, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2025 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2026 or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$18,504	$—	$—	$18,504
Total cash equivalents	18,504	—	—	18,504
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	17,827	—	17,827
Total investments segregated and on deposit for regulatory purposes	—	17,827	—	17,827
Available for sale securities:
U.S. agency mortgage-backed securities	—	37,741	—	37,741
U.S. Treasury securities	—	11,951	—	11,951
Corporate debt securities	—	5,017	—	5,017
Asset-backed securities	—	7,204	—	7,204
U.S. state and municipal securities	—	424	—	424
Non-agency commercial mortgage-backed securities	—	112	—	112
Other	—	18	—	18
Total available for sale securities	—	62,467	—	62,467
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	2,028	113	—	2,141
Mutual funds and ETFs	1,533	—	—	1,533
State and municipal debt obligations	—	48	—	48
U.S. government securities	—	16	—	16
Total other securities owned	3,561	177	—	3,738
Total other assets	3,561	177	—	3,738
Total assets	$22,065	$80,471	$—	$102,536
Accrued expenses and other liabilities:
Interest rate swaps	$—	$2	$—	$2
Other	3,263	53	—	3,316
Total accrued expenses and other liabilities	3,263	55	—	3,318
Total liabilities	$3,263	$55	$—	$3,318

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

June 30, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$22,076	$21,476	$600	$—	$22,076
Cash and investments segregated and on deposit for regulatory purposes	15,143	2,543	12,600	—	15,143
Receivables from brokers, dealers, and clearing organizations	22,004	—	22,004	—	22,004
Receivables from brokerage clients — net	122,799	—	122,799	—	122,799
Held to maturity securities:
U.S. agency mortgage-backed securities	128,551	—	119,220	—	119,220
U.S. Treasury securities	2,017	—	1,986	—	1,986
Total held to maturity securities	130,568	—	121,206	—	121,206
Bank loans — net:
First Mortgages	32,752	—	30,748	—	30,748
HELOCs	422	—	417	—	417
Pledged asset lines	33,416	—	33,416	—	33,416
Other	406	—	406	—	406
Total bank loans — net	66,996	—	64,987	—	64,987
Other assets	684	—	684	—	684
Liabilities
Bank deposits	$249,682	$—	$249,682	$—	$249,682
Payables to brokers, dealers, and clearing organizations	43,826	—	43,826	—	43,826
Payables to brokerage clients	123,968	—	123,968	—	123,968
Accrued expenses and other liabilities	1,655	—	1,655	—	1,655
Other short-term borrowings	13,945	—	13,945	—	13,945
Federal Home Loan Bank borrowings	500	—	500	—	500
Long-term debt	22,054	—	22,014	—	22,014

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

15.    Stockholders’ Equity

Common and Nonvoting Common Stock

During the three and six months ended June 30, 2026, CSC repurchased 11.2 million and 35.5 million shares, respectively, of its common stock under its $20.0 billion share repurchase authorization for $1.0 billion and $3.4 billion, respectively. As of June 30, 2026 approximately $11.1 billion remained on the $20.0 billion authorization.

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

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025 under its previous $15.0 billion authorization.

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

Preferred Stock

On June 1, 2026, the Company redeemed all of the 20,554 outstanding shares of its fixed-rate reset non-cumulative perpetual preferred stock, Series I, and the corresponding 2,055,433 depositary shares, each representing a 1/100th interest in a share of the Series I preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $2.1 billion. The difference between the total redemption price and the prior carrying value of the Series I preferred stock resulted in a $25 million deemed dividend that was included in the calculation of EPS.

On April 22, 2026, the Company issued and sold 1,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 6.100% fixed-rate reset non-cumulative perpetual preferred stock, Series L, $.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were approximately $1.5 billion, after deducting the underwriting discount and offering expenses.

On June 2, 2025, the Company redeemed all of the 24,580 outstanding shares of its fixed-rate reset non-cumulative perpetual preferred stock, Series G, and the corresponding 2,457,964 depositary shares, each representing a 1/100th interest in a share of the Series G preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $2.5 billion. The difference between the total redemption and the prior carrying value of the Series G preferred stock resulted in a $30 million deemed dividend that was included in the calculation of EPS.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2026	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	June 30, 2026 (1)	December 31, 2025 (1)		June 30, 2026	December 31, 2025	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (2)	2.575%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	—	20,554	—	—	2,030	03/18/21	—	—	—	—	—
Series K (5)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Series L (5,6)	15,000	—	100,000	1,480	—	04/22/26	6.100%	06/01/31	06/01/31	5-Year Treasury	2.250%
Total preferred stock	1,399,651	1,405,205		$6,213	$6,763
(1) Represented by depositary shares.
(2) The reset/floating rate for Series F will be determined by the calculation agent prior to the commencement of the floating rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) Series I was redeemed on June 1, 2026.
(5) The dividend rate for Series K and Series L resets on each five-year anniversary from the first reset date.
(6) The Series L dividend rate resets on each five-year anniversary beginning on June 1, 2031 based on a five-year treasury rate, representing the average yields on actively traded U.S. Treasury securities adjusted to constant maturity for five-year maturities. Series L is only redeemable on divided payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.1	$14.88	$11.1	$14.88	$22.3	$29.76	$22.3	$29.76
Series F (2)	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00
Series G (3)	—	—	33.0	1,343.75	—	—	66.0	2,687.50
Series H (1)	22.2	1,000.00	22.2	1,000.00	44.5	2,000.00	44.5	2,000.00
Series I (4)	20.6	1,000.00	20.6	1,000.00	41.2	2,000.00	41.2	2,000.00
Series J (1)	6.7	11.13	6.7	11.13	13.4	22.26	13.4	22.26
Series K (1)	9.5	1,250.00	9.5	1,250.00	18.8	2,500.00	18.8	2,500.00
Series L (5)	—	—	—	—	—	—	—	—
Total	$82.3		$115.3		$152.4		$218.4
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.
(4) Series I was redeemed on June 1, 2026. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 1, 2026.
(5) Series L was issued on April 22, 2026. Dividends are paid quarterly. The first dividend payment will be on September 1, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at March 31, 2025	$(13,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $116	501
Other reclassifications included in other revenue, net of tax expense (benefit) of $8	22
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $61	500
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(11)
Reclassifications included in interest revenue, net of tax expense (benefit) of $4	13
Other (1)	5
Balance at June 30, 2025	$(12,591)

Balance at March 31, 2026	$(10,757)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(6)
Other reclassifications included in other revenue, net of tax expense (benefit) of $6	19
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $121	393
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(74)	(241)
Reclassifications included in interest revenue, net of tax expense (benefit) of $5	17
Balance at June 30, 2026	$(10,575)

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $369	1,309
Other reclassifications included in other revenue, net of tax expense (benefit) of $10	30
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $189	910
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(11)
Reclassifications included in interest revenue, net of tax expense (benefit) of $4	13
Other (1)	6
Balance at June 30, 2025	$(12,591)

Balance at December 31, 2025	$(10,983)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2)	—
Other reclassifications included in other revenue, net of tax expense (benefit) of $6	19
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $238	772
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(128)	(412)
Reclassifications included in interest revenue, net of tax expense (benefit) of $9	31
Other (1)	(2)
Balance at June 30, 2026	$(10,575)
(1) Tax expense (benefit) was less than $500 thousand.

As of June 30, 2026, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $7.3 billion net of tax effect ($9.6 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

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

For details regarding the computations of basic and diluted EPS for the periods presented below, see Item 8 – Note 25 in the 2025 Form 10-K.

EPS under the basic and diluted computations for the three and six months ended June 30, 2026 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026
Net income	$2,800	$5,279
Preferred stock dividends and other (1)	(119)	(201)
Net income available to common stockholders	$2,681	$5,078
Weighted-average common shares outstanding — basic	1,735	1,740
Common stock equivalent shares related to stock incentive plans	4	5
Weighted-average common shares outstanding — diluted (2)	1,739	1,745
Basic earnings per share	$1.55	$2.92
Diluted earnings per share	$1.54	$2.91
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested participating restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 10 million and 12 million for the three and six months ended June 30, 2026, respectively.
The computations of basic and diluted EPS for the three and six months ended June 30, 2025 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$2,126	$—	$2,126	$4,017	$18	$4,035
Preferred stock dividends and other (1)	(149)	—	(149)	(261)	(1)	(262)
Net income available to common stockholders	$1,977	$—	$1,977	$3,756	$17	$3,773
Denominator
Weighted-average common shares outstanding — basic	1,817	—	1,817	1,807	51	1,819
Basic earnings per share	$1.09	$—	$1.09	$2.07	$.33	$2.07
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,977	$—	$1,977	$3,756	$17	$3,773
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	—	—	—	17	—	—
Allocation of net income available to common stockholders	$1,977	$—	$1,977	$3,773	$17	$3,773
Denominator
Weighted-average common shares outstanding — basic	1,817	—	1,817	1,807	51	1,819
Conversion of nonvoting shares to voting shares	—	—	—	12	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5	6	—	6
Weighted-average common shares outstanding — diluted (2)	1,822	—	1,822	1,825	51	1,825
Diluted earnings per share	$1.08	$—	$1.08	$2.07	$.33	$2.07
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
18.    Regulatory Requirements

At June 30, 2026, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$36,538	24.4%	N/A		$6,751	4.5%
Tier 1 Risk-Based Capital	42,751	28.5%	N/A		9,002	6.0%
Total Risk-Based Capital	42,792	28.5%	N/A		12,002	8.0%
Tier 1 Leverage	42,751	8.7%	N/A		19,589	4.0%
Supplementary Leverage Ratio	42,751	8.6%	N/A		14,852	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,085	30.1%	$5,840	6.5%	$4,043	4.5%
Tier 1 Risk-Based Capital	27,085	30.1%	7,188	8.0%	5,391	6.0%
Total Risk-Based Capital	27,124	30.2%	8,985	10.0%	7,188	8.0%
Tier 1 Leverage	27,085	10.7%	12,711	5.0%	10,169	4.0%
Supplementary Leverage Ratio	27,085	10.5%	N/A		7,710	3.0%

December 31, 2025
CSC
Common Equity Tier 1 Risk-Based Capital	$36,081	30.4%	N/A		$5,345	4.5%
Tier 1 Risk-Based Capital	42,844	36.1%	N/A		7,127	6.0%
Total Risk-Based Capital	42,894	36.1%	N/A		9,503	8.0%
Tier 1 Leverage	42,844	9.3%	N/A		18,499	4.0%
Supplementary Leverage Ratio	42,844	9.2%	N/A		13,974	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,126	35.9%	$5,088	6.5%	$3,523	4.5%
Tier 1 Risk-Based Capital	28,126	35.9%	6,262	8.0%	4,697	6.0%
Total Risk-Based Capital	28,163	36.0%	7,828	10.0%	6,262	8.0%
Tier 1 Leverage	28,126	11.1%	12,641	5.0%	10,113	4.0%
Supplementary Leverage Ratio	28,126	11.0%	N/A		7,649	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of June 30, 2026 and December 31, 2025, CSC was subject to a stress capital buffer of 2.5% and CSB was required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2026 and December 31, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2026 and December 31, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2026 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are CSPB and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At June 30, 2026 and December 31, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities. At June 30, 2026 and December 31, 2025, CSPB held total assets of $26.6 billion and $27.0 billion, respectively, and Trust Bank held total assets of $10.5 billion and $10.4 billion, respectively. Based on their regulatory capital ratios at June 30, 2026 and December 31, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As a securities broker-dealer, CS&Co is subject to the SEC’s Uniform Net Capital Rule. Net capital and net capital requirements for CS&Co are as follows:

	June 30, 2026	December 31, 2025
Net capital	$16,124	$13,188
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	3,546	2,559
Net capital in excess of required net capital	12,578	10,629

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2026. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Net Revenues
Net interest revenue	$2,575	$2,244	$782	$578	$3,357	$2,822
Asset management and administration fees	1,349	1,144	476	426	1,825	1,570
Trading revenue	1,087	852	128	100	1,215	952
Bank deposit account fees	257	194	76	53	333	247
Other	260	201	82	59	342	260
Total net revenues	5,528	4,635	1,544	1,216	7,072	5,851
Expenses Excluding Interest
Compensation and benefits	1,399	1,191	391	345	1,790	1,536
Professional services	249	231	58	60	307	291
Occupancy and equipment	237	212	64	58	301	270
Advertising and market development	86	70	25	38	111	108
Communications	130	120	68	56	198	176
Depreciation and amortization	150	162	48	53	198	215
Amortization of acquired intangible assets	119	104	23	24	142	128
Regulatory fees and assessments	47	62	16	15	63	77
Other	246	209	47	38	293	247
Total expenses excluding interest	2,663	2,361	740	687	3,403	3,048
Income before taxes on income	$2,865	$2,274	$804	$529	$3,669	$2,803

Six Months Ended June 30,
Net Revenues
Net interest revenue	$5,000	$4,402	$1,501	$1,126	$6,501	$5,528
Asset management and administration fees	2,643	2,258	941	842	3,584	3,100
Trading revenue	2,067	1,657	237	203	2,304	1,860
Bank deposit account fees	483	385	145	107	628	492
Other	412	378	125	92	537	470
Total net revenues	10,605	9,080	2,949	2,370	13,554	11,450
Expenses Excluding Interest
Compensation and benefits	2,798	2,476	804	732	3,602	3,208
Professional services	498	445	112	115	610	560
Occupancy and equipment	460	427	126	117	586	544
Advertising and market development	165	134	47	70	212	204
Communications	243	233	118	96	361	329
Depreciation and amortization	303	327	96	105	399	432
Amortization of acquired intangible assets	228	210	46	48	274	258
Regulatory fees and assessments	106	132	32	34	138	166
Other	430	411	85	80	515	491
Total expenses excluding interest	5,231	4,795	1,466	1,397	6,697	6,192
Income before taxes on income	$5,374	$4,285	$1,483	$973	$6,857	$5,258

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 11.

Item 1A.     Risk Factors

In evaluating the Company and our business, you should carefully consider the risks and uncertainties described in Part I – Item 1A – Risk Factors in our most recent Annual Report on Form 10-K, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes in Part I – Item 1 and Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as described below with respect to our spot cryptocurrency offer, there have been no material changes from the risk factors set forth in our 2025 Annual Report on Form 10-K. Additional risks not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business, financial condition, results of operations, or cash flows.

Cryptocurrency

Cryptocurrency, or crypto, uses cryptography blockchain technology, and distributed networks to execute, record, and verify transactions. Unlike traditional financial markets, there may be no party that can prevent or reverse fraudulent transactions, restore lost or stolen assets, or halt operations during a disruption. This absence of a central counterparty or settlement intermediary makes cryptocurrencies susceptible to theft, fraud, and operational disruption and may make recovery of stolen assets difficult or impossible.

Cryptocurrency markets and service providers have been subject to regulatory actions, adverse publicity, and significant volatility. Custodians and other service providers have been targets of sophisticated cyber attacks, which may include intrusion into operations infrastructure, tampering with transaction-related software, theft or substitution of hardware security modules, impersonation of authorized signers, social engineering of personnel, manipulation of internal address books, and exploitation of administrative procedures.

Clients’ cryptocurrency held through Schwab CryptoTM is not a deposit or a security and is not protected by the FDIC or the Securities Investor Protection Corporation (SIPC).

Any operational or security failure at our sub-custodian could result in loss or theft of clients’ cryptocurrency and expose us to remediation costs, regulatory scrutiny, and reputational harm.

Our spot cryptocurrency offer currently relies on our sub-custodian to safeguard cryptocurrency held by our clients. Any operational failure, cybersecurity incident, fraud, insolvency, or other disruption at the sub-custodian, or a failure of the underlying blockchain infrastructure, could result in the theft or loss of our clients’ cryptocurrency, which may not be recoverable.

Cryptocurrency custodied through digital wallets is generally accessible only through associated private keys, which the sub-custodian holds and manages as part of its custodial services. Any loss or compromise of private keys or wallets, including through error, misconduct, or cyberattack affecting the sub-custodian or its personnel, could impair our clients’ ability to access or sell their cryptocurrency and could expose us to remediation obligations, financial losses, regulatory scrutiny, and reputational harm.

Our sub-custodian is contractually liable for the loss of our clients’ cryptocurrency under custody, but it may not have sufficient financial resources to satisfy its obligations in the event of a significant loss. Under certain circumstances, CSPB, as custodian, could be liable for losses greater than amounts recoverable from the sub-custodian, which could adversely affect our business.

Uncertainty about the treatment of our clients’ cryptocurrency in a receivership, conservatorship, bankruptcy, or similar proceeding could result in delays or losses for clients, claims against us, and reputational harm to the Company.

Although the sub-custodian expects to hold clients’ cryptocurrencies in segregated accounts on a bankruptcy-remote basis, the legal treatment of cryptocurrency custody arrangements has not been tested broadly in U.S. courts. In a receivership, conservatorship, bankruptcy, or similar proceeding involving the sub-custodian or its affiliates, CSPB, or another intermediary in the custody chain, a court, receiver, trustee, or other authority could determine our clients’ cryptocurrencies are the property

THE CHARLES SCHWAB CORPORATION

of an insolvency estate and subject to competing claims or could impose restrictions on distributions to clients while ownership is adjudicated.

Even if clients’ cryptocurrencies are ultimately determined not to be part of an insolvency estate, clients could experience delays in accessing their assets due to administrative stays, reconciliation and tracing processes, valuation disputes, or operational constraints on the relevant blockchain networks. Because on-chain transfers are generally irreversible and may be affected by network congestion or protocol events, an insolvency administrator’s ability to return assets in kind may be constrained. Clients may receive distributions later than expected, in a different form, or at a value different from market value at the time of the distribution. Any such outcome could result in client losses, complaints and litigation, increased regulatory scrutiny, and harm to our business or reputation.

Uncertainties in or changes to the accounting treatment for cryptocurrencies could adversely affect our financial statements and related disclosures.

Accounting literature, standard-setting activity, and regulatory expectations for entities that enable customers to buy, sell, or hold cryptocurrencies continue to develop, and practice is not uniform. As a result, our accounting conclusions and related disclosures may be subject to heightened scrutiny by regulators, auditors, and investors and may change over time.

Determining whether and how to recognize revenue, assets, and liabilities related to clients’ cryptocurrencies is complex, involves significant judgment, and depends on the legal rights and obligations reflected in our customer agreements, our arrangements with sub-custodians and other service providers, and our operational practices. Regulatory or standard-setting developments, interpretive guidance, or changes in views by the SEC staff, the Financial Accounting Standards Board, or our auditors could affect recognition and measurement of revenue, assets, and liabilities, and may increase volatility in reported results, and impact key metrics and regulatory capital calculations.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2026 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$12,127
Employee transactions (1)	41	$93.15	N/A	N/A
May:
Share repurchase program	4,095	$89.03	4,095	$11,763
Employee transactions (1)	35	$88.79	N/A	N/A
June:
Share repurchase program	7,137	$88.96	7,137	$11,128
Employee transactions (1)	18	$88.37	N/A	N/A
Total:
Share repurchase program	11,232	$88.99	11,232	$11,128
Employee transactions (1)	94	$90.60	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

3.33
Certificate of Elimination of the 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series I, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2026, and incorporated herein by reference.

4.17
Deposit Agreement, dated April 22, 2026, between The Charles Schwab Corporation and Equiniti Trust Company, LLC, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated April 22, 2026, and incorporated herein by reference.

4.18
Second Supplemental Indenture, dated as of May 21, 2026, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Form 8-K dated May 21, 2026, and incorporated herein by reference.

4.19
Third Supplemental Indenture, dated as of June 29, 2026, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Form 8-K dated June 29, 2026, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Part II – Item 5.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 7, 2026	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer