Form 10-Q
period 2026-09-30
SCHWAB CHARLES CORP
filed 2026-11-06
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Texas Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,726,007,705 shares of $.01 par value Common Stock outstanding as of October 30, 2026

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and RIA channels, along with bank deposits) currently exceeds $90 trillion, which means the Company’s $13.33 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•The Company’s spot crypto trading offer (see Overview in Part I – Item 2);
•The integration of Forge Global Holdings, Inc. and its private market capabilities (see Overview in Part I – Item 2);
•Estimates of market opportunity (see Introduction in Part I – Item 2);
•Growth of our client base, client engagement, sustained demand for the Company’s offerings and solutions, and investments in strategic initiatives (see Overview in Part I – Item 2);
•Supporting client demand for margin and bank lending through balance sheet management and diversified funding sources (see Overview and Results of Operations in Part I – Item 2);
•Expense growth, capital expenditures, and expense management (see Results of Operations in Part I – Item 2);
•SEC transaction fee increases (see Results of Operations in Part I – Item 2);
•Net interest revenue, client cash activity, and adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
•Diversified funding sources and funding strategy (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity (EVE), and liability and asset duration; and balance sheet composition (see Risk Management in Part I – Item 2);
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2026 and 2025 are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Client Metrics
Net new client assets (in billions) (1)	$192.4	$134.4	43%	$451.0	$340.4	32%
Core net new client assets (in billions)	$190.4	$137.5	38%	$450.2	$355.5	27%
Client assets (in billions, at quarter end)	$13,333.2	$11,593.9	15%
Average client assets (in billions)	$13,281.3	$11,151.9	19%	$12,685.0	$10,490.8	21%
New brokerage accounts (in thousands)	1,243	1,143	9%	3,930	3,424	15%
Active brokerage accounts (in thousands, at quarter end)	40,260	37,963	6%
Assets receiving ongoing advisory services (in billions, at quarter end)	$6,793.2	$5,809.2	17%
Client cash as a percentage of client assets (at quarter end)	8.9%	9.4%
Company Financial Information and Metrics
Total net revenues	$7,171	$6,135	17%	$20,725	$17,585	18%
Total expenses excluding interest	3,394	3,114	9%	10,091	9,306	8%
Income before taxes on income	3,777	3,021	25%	10,634	8,279	28%
Taxes on income	871	663	31%	2,449	1,886	30%
Net income	2,906	2,358	23%	8,185	6,393	28%
Preferred stock dividends and other	95	81	17%	296	343	(14)%
Net income available to common stockholders	$2,811	$2,277	23%	$7,889	$6,050	30%
Earnings per common share (EPS) — diluted	$1.62	$1.26	29%	$4.53	$3.33	36%
Net revenue change from prior year	17%	27%		18%	23%
Pre-tax profit margin	52.7%	49.2%		51.3%	47.1%
Return on average common stockholders’ equity (annualized)	25%	21%		24%	20%
Expenses excluding interest as a percentage of average client assets (annualized)	0.10%	0.11%		0.11%	0.12%
Consolidated Tier 1 Leverage Ratio (at quarter end)	8.9%	9.7%
Non-GAAP Financial Measures (2)
Adjusted total expenses	$3,243	$2,987		$9,627	$8,921
Adjusted diluted EPS	$1.69	$1.31		$4.73	$3.49
Return on tangible common equity (annualized)	44%	38%		42%	37%
Adjusted Tier 1 Leverage Ratio (consolidated)	7.0%	7.3%
(1) The third quarter and first nine months of 2026 include net inflows of $2.0 billion and $0.8 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. The third quarter and first nine months of 2025 include net outflows of $3.1 billion and $15.1 billion, respectively, from off-platform brokered CDs issued by CSB.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The third quarter and first nine months of 2026 were characterized by a changing but generally positive macroeconomic environment for clients. Following equity market declines in the first quarter, market returns rebounded strongly in the second quarter and posted modest gains in the third quarter. The Standard and Poor’s® 500 Index and the NASDAQ Composite® both rose 2% in the third quarter, ending the first nine months of the year up 12% and 16%, respectively. The Federal Reserve held the upper bound of the target federal funds overnight rate at 3.75% for most of the first nine months of 2026 before increasing the rate by 25 basis points in September. The 10-year U.S. Treasury yield continued to rise in 2026, increasing 85 basis points in the third quarter and over 100 basis points for the year.

Supported by equity market gains and strong asset gathering, total client assets increased to $13.33 trillion at September 30, up 2% in the third quarter and 12% from year-end 2025. Core net new assets were $190.4 billion in the third quarter, up 38% from the third quarter of 2025, bringing the total for the first nine months of 2026 to $450.2 billion, an increase of 27% from the same period in 2025. New brokerage accounts were 1.2 million and 3.9 million for the third quarter and first nine months of 2026, respectively, up 9% and 15% from the same periods in 2025, and active brokerage accounts grew 6% year-over-year to 40.3 million at September 30. Client engagement with the markets continued to be strong throughout the first nine months of the year, even as activity declined modestly from the second quarter to the third quarter. DATs were 10.7 million, up 44% from

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the third quarter of 2025 and down 10% from the second quarter of 2026. DATs were 10.8 million in the first nine months of 2026, rising 45% from the same prior-year period.

Schwab’s financial results for the third quarter and first nine months of 2026 reflected strong asset gathering and growth in our client base, client engagement, and sustained demand for Schwab’s lending offerings and managed investing solutions. Net income rose to $2.9 billion and $8.2 billion for third quarter and first nine months of 2026, respectively, higher by 23% and 28% from the same periods in 2025. Diluted EPS was $1.62 and $4.53 for the third quarter and first nine months of 2026, respectively, increasing year-over-year by 29% and 36%, respectively. Adjusted diluted EPS (1) was $1.69 and $4.73 for the third quarter and first nine months of 2026, respectively, rising 29% and 36% from the same prior-year periods.

Total net revenues for the third quarter and first nine months of 2026 were $7.2 billion and $20.7 billion, respectively, growing 17% and 18% from the same periods in 2025. Net interest revenue totaled $3.5 billion and $10.0 billion for the third quarter and first nine months of the year, respectively, rising 14% and 16% from the same prior-year periods. Third-quarter growth reflected strong demand for margin and bank lending solutions, partially offset by lower yields on floating-rate assets and higher average wholesale borrowings as robust demand for lending solutions outpaced deposit growth. The year-to-date increase in net interest revenue resulted primarily from growth in margin and bank lending and lower average wholesale borrowings, partially offset by lower yields on floating-rate assets. Asset management and administration fees totaled $1.9 billion and $5.5 billion for the third quarter and first nine months of 2026, respectively, increasing 14% and 15% from the comparable periods in 2025, due primarily to higher average client assets driven by market appreciation, asset gathering, and growth in managed investing solutions. Trading revenue was $1.2 billion and $3.5 billion for the third quarter and first nine months of 2026, respectively, up 16% and 21% from the same periods in 2025, resulting from higher order flow revenue and commissions reflecting the impacts of higher DATs and changes in the mix of client trading activity. Bank deposit account fee revenue was $345 million and $973 million for the third quarter and first nine months of 2026, respectively, rising 40% and 32% from the same periods in 2025 due primarily to higher net yields, partially offset by lower average bank deposit account balances (BDA balances).

Total expenses excluding interest were $3.4 billion and $10.1 billion in the third quarter and first nine months of 2026, respectively, increasing 9% and 8% from the same periods in 2025. Adjusted total expenses (1) were $3.2 billion and $9.6 billion for the third quarter and first nine months of the year, respectively, also higher by 9% and 8% from the same prior-year periods. These increases in expenses were driven by higher compensation and benefits, professional services, occupancy and equipment expenses, and higher industry fees within other expense. The year-over-year growth also reflected higher volume-related costs and continued investments in key strategic initiatives including supporting organic growth, new products, and ongoing scale and efficiency efforts.

Schwab continued to support our clients’ evolving needs, including continued strong demand for margin and bank lending, through effective management of the balance sheet and our diverse funding sources. Total balance sheet assets were $520.7 billion at the end of the third quarter, increasing 6% year-to-date. Receivables from brokerage clients increased to $128.1 billion at September 30, up 4% during the third quarter and up 22% from year-end 2025, reflecting robust client demand for margin loans. Bank loans totaled $72.3 billion at September 30, 2026, up 8% during the third quarter and up 25% year-to-date, driven by strong client demand for pledged asset lines (PALs) and first lien residential real estate mortgage loans (First Mortgages).

During the third quarter and first nine months of 2026, the Company repurchased common stock totaling $500 million and $3.9 billion, respectively, and also increased its common dividend by 19% to $.32 per share during the first quarter of the year. During the second quarter, the Company issued $1.5 billion of Series L preferred stock, and redeemed $2.1 billion of Series I preferred stock. Inclusive of these capital actions and generation from earnings during the first nine months of 2026, the Company’s consolidated Tier 1 Leverage Ratio was 8.9% at September 30, down from 9.3% at year-end 2025. Our consolidated adjusted Tier 1 Leverage Ratio (1) was 7.0% at the end of the third quarter, down slightly from 7.1% at year-end 2025 and within our long-term operating objective of 6.75% - 7.00%.

Return on average common stockholders’ equity was 25% and 24% for the third quarter and first nine months of 2026, respectively, increasing from 21% and 20% for the same prior-year periods. These increases were due primarily to growth in net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) was 44% and 42% for the third quarter and first nine months of 2026, respectively, up from 38% and 37% for the same periods in 2025, as growth in adjusted net income available to common stockholders (1) more than offset growth in average common stockholders’ equity. Average common stockholders’ equity increased as a result of growth in retained earnings and improved average accumulated other comprehensive income (AOCI), partially offset by higher treasury stock due to common stock

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

repurchases in 2025 and 2026. The improvement in average AOCI resulted primarily from amortization of losses on securities previously transferred from available for sale (AFS) to held to maturity (HTM).

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

Crypto Trading Offer

In May 2026, Schwab began a phased rollout to retail clients of Schwab CryptoTM, our spot crypto trading offer. The Company provides clients direct access to bitcoin and ether trading, combined with educational content and professional support with investment experience. Charles Schwab Premier Bank, SSB (CSPB), serves as the custodian of clients’ digital assets, responsible for safekeeping and record-keeping. CSPB has engaged Paxos Trust Company, NA (sub-custodian), a regulated blockchain infrastructure provider, to deliver sub-custody and trade execution services, and we may engage one or more additional sub-custodians in the future. Over time, CSPB plans to add additional cryptocurrencies to the platform, and recently began a phased rollout of transfer capabilities for in-kind deposits and withdrawals, allowing clients with existing digital asset investments to bring them to the Schwab platform alongside their other investments.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

Three Months Ended September 30,		2026		2025
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	13%	$4,473	62%	$3,956	64%
Interest expense	10%	(997)	(14)%	(906)	(14)%
Net interest revenue	14%	3,476	48%	3,050	50%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), collective trust funds (CTFs), and alternatives (1)	9%	1,051	15%	961	16%
Managed investing solutions	23%	761	11%	619	10%
Other (1)	9%	101	1%	93	1%
Asset management and administration fees	14%	1,913	27%	1,673	27%
Trading revenue
Commissions	2%	463	6%	453	7%
Order flow revenue	30%	638	9%	490	8%
Principal transactions	10%	57	1%	52	1%
Trading revenue	16%	1,158	16%	995	16%
Bank deposit account fees	40%	345	5%	247	4%
Other	64%	279	4%	170	3%
Total net revenues	17%	$7,171	100%	$6,135	100%

Nine Months Ended September 30,		2026		2025
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	9%	$12,581	61%	$11,500	65%
Interest expense	(11)%	(2,604)	(13)%	(2,922)	(16)%
Net interest revenue	16%	9,977	48%	8,578	49%
Asset management and administration fees
Mutual funds, ETFs, CTFs, and alternatives (1)	12%	3,062	15%	2,737	16%
Managed investing solutions	21%	2,142	10%	1,777	10%
Other (1)	13%	293	2%	259	1%
Asset management and administration fees	15%	5,497	27%	4,773	27%
Trading revenue
Commissions	13%	1,480	7%	1,315	7%
Order flow revenue	30%	1,822	9%	1,399	8%
Principal transactions	13%	160	1%	141	1%
Trading revenue	21%	3,462	17%	2,855	16%
Bank deposit account fees	32%	973	5%	739	4%
Other	28%	816	3%	640	4%
Total net revenues	18%	$20,725	100%	$17,585	100%
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

Schwab engages in securities lending and borrowing activities. Schwab temporarily loans eligible client securities to other broker-dealers and clearinghouses and receives cash as collateral for securities loaned; liabilities for securities loaned are included in payables to brokers, dealers, and clearing organizations within funding sources in the presentation of net interest revenue. We may also borrow securities from other broker-dealers to fulfill short sales by clients and deliver cash to the lender in exchange for the securities. Receivables from securities borrowed are excluded from interest-earning assets but the resulting fees and rebates are included in securities lending revenue or interest expense on payables to brokers, dealers, and clearing organizations.

Clients’ use of long/short strategies is presented on a net basis on the condensed consolidated balance sheet. While timing differences can arise between long and short positions, these strategies typically result in limited direct increases and decreases to assets and liabilities due to netting in the clients’ accounts.

The Federal Reserve held the upper bound of the target overnight rate at 3.75% for most of the first nine months of 2026 before increasing the rate by 25 basis points in the later part of the third quarter. In 2025, the Federal Reserve maintained the upper bound of the target overnight rate at 4.50% before reducing the rate by 25 basis points in the third quarter and an additional 50 basis points across two cuts in the fourth quarter of 2025.

Schwab’s average interest-earning assets increased 8% and 5% in the third quarter and first nine months of 2026, respectively, from the same periods in 2025, primarily due to growth in margin lending, which was supported in part by wholesale funding, as well as increases in bank lending, partially offset by lower balances of AFS and HTM securities and cash and investments segregated. The Company continued to see strong client demand for margin and bank lending in the third quarter and first nine months of 2026. Receivables from brokerage clients, which are primarily comprised of margin loans, ended the third quarter at $128.1 billion, increasing 37% and 22% from September 30, 2025 and December 31, 2025, respectively. Total bank loans finished the third quarter of 2026 at $72.3 billion, higher by 35% and 25% from September 30, 2025 and December 31, 2025, respectively, due primarily to growth in PALs and First Mortgages.

Client cash activity during the third quarter and first nine months of 2026 reflected normal cash behavior, including organic growth from asset gathering and client asset allocation decisions. Bank sweep deposits and payables to brokerage clients increased by a total of $20.0 billion, or 6%, from September 30, 2025 to the end of the third quarter of 2026, and decreased $4.2 billion, or 1%, from December 31, 2025.

In the third quarter and first nine months of 2026, client demand for Schwab’s margin and bank lending solutions has driven loan growth that has outpaced growth in bank sweep deposits and payables to brokerage clients. To support this demand, the Company has increased its use of higher-cost funding sources. As client activity evolves over time, the composition of our balance sheet may change, and the Company may adjust its funding mix accordingly.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended September 30,	2026			2025
	Average Balance	Interest Revenue/Expense	Average Yield/Rate	Average Balance	Interest Revenue/Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$34,525	$317	3.59%	$24,298	$264	4.26%
Cash and investments segregated	31,251	289	3.62%	46,046	494	4.20%
Receivables from brokerage clients (1)	123,061	1,792	5.70%	87,292	1,454	6.52%
Available for sale securities (2)	65,149	379	2.31%	69,794	360	2.05%
Held to maturity securities (2)	128,026	553	1.72%	137,672	587	1.70%
Bank loans	69,526	775	4.43%	51,849	557	4.27%
Total interest-earning assets	451,538	4,105	3.58%	416,951	3,716	3.51%
Securities lending revenue		238			183
Other interest revenue (1,3)		130			57
Total interest-earning assets	$451,538	$4,473	3.90%	$416,951	$3,956	3.74%
Funding sources
Bank deposits	$244,309	$139	0.23%	$229,281	$248	0.43%
Payables to brokers, dealers, and clearing organizations	42,113	376	3.50%	19,131	188	3.84%
Payables to brokerage clients (1)	106,900	59	0.22%	96,064	67	0.28%
Other short-term borrowings	14,349	148	4.06%	7,593	87	4.56%
Federal Home Loan Bank borrowings	929	10	3.97%	7,103	79	4.35%
Long-term debt	23,572	272	4.52%	20,204	207	4.01%
Total interest-bearing liabilities	432,172	1,004	0.91%	379,376	876	0.91%
Non-interest-bearing funding sources	19,366			37,575
Other interest expense (1,3)		(7)			30
Total funding sources	$451,538	$997	0.86%	$416,951	$906	0.86%
Net interest revenue		$3,476	3.04%		$3,050	2.88%

Nine Months Ended September 30,	2026			2025
	Average Balance	Interest Revenue/Expense	Average Yield/Rate	Average Balance	Interest Revenue/Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$32,577	$883	3.58%	$27,571	$897	4.29%
Cash and investments segregated	38,795	1,060	3.60%	44,104	1,412	4.22%
Receivables from brokerage clients (1)	113,307	4,900	5.70%	82,992	4,154	6.60%
Available for sale securities (2)	65,422	1,063	2.16%	77,324	1,198	2.06%
Held to maturity securities (2)	130,433	1,690	1.72%	141,032	1,811	1.71%
Bank loans	64,249	2,095	4.35%	48,882	1,568	4.28%
Total interest-earning assets	444,783	11,691	3.48%	421,905	11,040	3.46%
Securities lending revenue		507			339
Other interest revenue (1,3)		383			121
Total interest-earning assets	$444,783	$12,581	3.75%	$421,905	$11,500	3.61%
Funding sources
Bank deposits	$244,451	$371	0.20%	$237,488	$1,010	0.57%
Payables to brokers, dealers, and clearing organizations	33,165	869	3.46%	16,673	492	3.89%
Payables to brokerage clients (1)	106,952	174	0.22%	92,909	176	0.25%
Other short-term borrowings	11,531	351	4.04%	7,314	256	4.68%
Federal Home Loan Bank borrowings	776	23	3.90%	9,180	322	4.62%
Long-term debt	22,206	701	4.16%	21,029	625	3.92%
Total interest-bearing liabilities	419,081	2,489	0.79%	384,593	2,881	0.99%
Non-interest-bearing funding sources	25,702			37,312
Other interest expense (1,3)		115			41
Total funding sources	$444,783	$2,604	0.78%	$421,905	$2,922	0.92%
Net interest revenue		$9,977	2.97%		$8,578	2.69%
(1) Beginning in the fourth quarter of 2025, margin loans and short credits related to client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Also beginning in the fourth quarter of 2025, related interest revenue and expense were moved from receivables from brokerage clients and payables to brokerage clients, respectively, to other interest revenue and other interest expense, respectively. Amounts and average yields have been reclassified and recalculated for 2025 periods to reflect these changes. Average margin loans related to these client strategies totaled $51.4 billion and $33.0 billion for the three and nine months ended September 30, 2026, respectively, compared to $2.8 billion and $1.3 billion for the same periods in 2025. Average short credits related to these client strategies totaled $53.3 billion and $34.2 billion for the three and nine months ended September 30, 2026, respectively, compared to $2.8 billion and $1.3 billion for the same periods in 2025.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $426 million, or 14%, and $1.4 billion, or 16%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The year-over-year increase in the third quarter was primarily due to growth in margin and bank lending, partially offset by lower yields on floating-rate assets, lower average balances of cash and investments segregated, and higher average wholesale borrowings as strong demand for lending solutions outpaced deposit growth. The year-to-date increase in net interest revenue resulted primarily from growth in margin and bank lending and lower average wholesale borrowings, partially offset by lower yields on floating-rate assets due to lower market rates, and lower balances of AFS and HTM securities and cash and investments segregated. Securities lending revenue increased in the third quarter and first nine months of 2026, reflecting growth in rebates and fees received for securities borrowed transactions to facilitate certain client short sales related to long/short strategies.

Net interest margin increased to 3.04% and 2.97% in the third quarter and first nine months of 2026, respectively, compared to 2.88% and 2.69% during the same periods in 2025. These increases were primarily due to growth in margin and bank lending and securities lending revenue, partially offset by lower yields on floating-rate assets due to lower market interest rates. The increase in the year-to-date period was also due in part to changes in the mix of funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2026			2025
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$699,067	$481	0.27%	$663,218	$458	0.27%
Schwab equity and bond funds, ETFs, and CTFs	943,891	167	0.07%	735,519	132	0.07%
Mutual Fund OneSource and other no-transaction-fee (NTF) funds	486,893	277	0.23%	443,660	259	0.23%
Other third-party mutual funds, ETFs, and alternatives (1)	696,598	126	0.07%	639,677	112	0.07%
Total mutual funds, ETFs, CTFs, and alternatives (1,2)	$2,826,449	$1,051	0.15%	$2,482,074	$961	0.15%
Managed investing solutions (2)
Fee-based	$801,949	$761	0.38%	$654,220	$619	0.38%
Non-fee-based	165,151	—	—	127,592	—	—
Total managed investing solutions	$967,100	$761	0.31%	$781,812	$619	0.31%
Other balance-based fees (1,3)	1,020,380	70	0.03%	900,385	66	0.03%
Other (4)		31			27
Total asset management and administration fees		$1,913			$1,673

Nine Months Ended September 30,
Schwab money market funds	$696,173	$1,422	0.27%	$643,168	$1,318	0.27%
Schwab equity and bond funds, ETFs, and CTFs	881,581	470	0.07%	685,300	376	0.07%
Mutual Fund OneSource and other NTF funds (5)	479,690	812	0.23%	384,614	699	0.24%
Other third-party mutual funds, ETFs, and alternatives (1,5)	680,066	358	0.07%	637,610	344	0.07%
Total mutual funds, ETFs, CTFs, and alternatives (1,2)	$2,737,510	$3,062	0.15%	$2,350,692	$2,737	0.16%
Managed investing solutions (2)
Fee-based	$764,516	$2,142	0.37%	$613,302	$1,777	0.39%
Non-fee-based	156,678	—	—	122,920	—	—
Total managed investing solutions	$921,194	$2,142	0.31%	$736,222	$1,777	0.32%
Other balance-based fees (1,3)	991,943	209	0.03%	849,876	191	0.03%
Other (4)		84			68
Total asset management and administration fees		$5,497			$4,773
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
(4) Includes miscellaneous service and transaction fees, including fees relating to mutual funds and ETFs that are not balance-based.
(5) The first nine months of 2025 includes transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.

Asset management and administration fees increased by $240 million, or 14%, and $724 million, or 15%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. These increases were primarily a result of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

continued growth in fee-based managed investing solutions, and growth in revenue from Mutual Fund OneSource®, Schwab equity and bond funds, ETFs, and CTFs, and Schwab money market funds. This growth was driven primarily by higher average client asset balances, reflecting year-over-year equity market appreciation, the Company’s asset gathering, and net flows into managed investing solutions.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource and other NTF funds. These funds generated 48% and 49% of the asset management and administration fees earned in the third quarter and first nine months of 2026, respectively, compared with 51% and 50% in the third quarter and first nine months of 2025, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource and Other NTF funds
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Balance at beginning of period	$690,453	$653,473	$894,920	$689,355	$485,673	$453,919
Net inflows (outflows)	2,252	6,253	22,060	11,176	(8,574)	(7,639)
Net market gains (losses) and other	6,025	6,696	4,123	45,165	(4,181)	27,255
Balance at end of period	$698,730	$666,422	$921,103	$745,696	$472,918	$473,535

Nine Months Ended September 30,
Balance at beginning of period	$693,815	$596,531	$772,686	$627,166	$454,207	$347,798
Net inflows (outflows)	(13,330)	50,163	61,279	36,379	(26,685)	(22,489)
Net market gains (losses) and other (1)	18,245	19,728	87,138	82,151	45,396	148,226
Balance at end of period	$698,730	$666,422	$921,103	$745,696	$472,918	$473,535
(1) Includes $63.3 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource and other NTF Funds for the nine months ended September 30, 2025.

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Commissions	$463	$453	2%	$1,480	$1,315	13%
Order flow revenue
Options	446	299	49%	1,243	837	49%
Equities	192	191	1%	579	562	3%
Total order flow revenue	638	490	30%	1,822	1,399	30%
Principal transactions	57	52	10%	160	141	13%
Total trading revenue	$1,158	$995	16%	$3,462	$2,855	21%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
DATs (in thousands)	10,687	7,421	44%	10,839	7,461	45%
Product as a percentage of DATs
Equities	58%	55%		58%	55%
Derivatives	22%	22%		20%	21%
ETFs	16%	17%		17%	18%
Mutual funds	3%	5%		4%	5%
Fixed income	1%	1%		1%	1%

Number of trading days	64.0	63.5	1%	187.0	185.5	1%
Revenue per trade (1)	$1.69	$2.11	(20)%	$1.71	$2.06	(17)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs and the number of trading days.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased $163 million, or 16%, and $607 million, or 21%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, driven by an increase in order flow revenue due to higher rates, partially offset by changes in the mix of client trading activity. Commissions revenue increased during the third quarter and first nine months of 2026 compared to the same periods in 2025 due to higher volume, partially offset by changes in the mix of client trading activity.

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

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Bank deposit account fees	$345	$247	40%	$973	$739	32%
Average bank deposit account balances	$68,342	$80,030	(15)%	$70,930	$82,145	(14)%
Average net yield	1.98%	1.21%		1.81%	1.19%
Percentage of average BDA balances designated as:
Fixed-rate balances	86%	77%		83%	78%
Floating-rate balances	14%	23%		17%	22%

Bank deposit account fees increased $98 million, or 40%, and $234 million, or 32%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025, primarily due to an increase in average net yield and decreases in the amount paid to clients as a result of lower interest rates and in other applicable fees paid. This was partially offset by lower average BDA balances, which reduced the base on which bank deposit account fees are earned. The decrease in average BDA balances in the third quarter and first nine months of 2026 compared to the same periods in 2025 was primarily due to the transfer of $3.0 billion of BDA balances to Schwab’s balance sheet during the first nine months of 2026 and $6.7 billion of BDA balances transferred in the prior year after September 10, 2025, as well as client cash allocation decisions. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets or reduce reliance on borrowings to increase net interest revenue.

Average net yield increased in the third quarter and first nine months of 2026 compared to the same periods in 2025 due to an increase in the average net yield on fixed-rate BDA balances, partially offset by decreases in the average amount of and net yield on floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of September 30, 2026 were 84% and 16%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses, and the provision for credit losses on bank loans.

Other revenue increased $109 million, or 64%, and $176 million, or 28%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increases in the third quarter and first nine months of 2026 compared to the same periods in 2025 were largely driven by higher industry fees, due to higher trading volumes and, in the third quarter, higher average fee rates. Effective April 4, 2026, the SEC increased the fee rate applicable to most securities transactions from zero, the rate in effect since May 14, 2025, resulting in higher industry fees in other revenue and a corresponding increase in other expense after the effective date, with no impact on net income.

Additionally, the increases in both the third quarter and first nine months of 2026 compared to the same periods in 2025 were driven by gains recognized on certain equity investments, higher other service fees, and lower losses on sales of AFS securities in 2026.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Compensation and benefits
Salaries and wages	$1,025	$952	8%	$3,031	$2,802	8%
Incentive compensation	440	424	4%	1,382	1,187	16%
Employee benefits and other	291	277	5%	945	872	8%
Total compensation and benefits	$1,756	$1,653	6%	$5,358	$4,861	10%
Professional services	325	293	11%	935	853	10%
Occupancy and equipment	316	280	13%	902	824	9%
Advertising and market development	114	101	13%	326	305	7%
Communications	172	149	15%	533	478	12%
Depreciation and amortization	196	212	(8)%	595	644	(8)%
Amortization of acquired intangible assets	141	127	11%	415	385	8%
Regulatory fees and assessments	73	59	24%	211	225	(6)%
Other	301	240	25%	816	731	12%
Total expenses excluding interest	$3,394	$3,114	9%	$10,091	$9,306	8%
Expenses as a percentage of total net revenues
Compensation and benefits	24%	27%		26%	28%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	33.9	32.7	4%
Average	33.8	32.8	3%	33.5	32.4	3%

Expenses excluding interest increased $280 million, or 9%, and $785 million, or 8%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 9% and 8% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The Company’s third quarter and first nine months of 2026 results include expenses related to Forge subsequent to our March 2, 2026, acquisition (see also Item 1 – Note 3). Acquisition and integration-related costs related to Forge totaled $10 million and $49 million in the third quarter and first nine months of 2026, respectively. While underlying 2026 expense growth remains in-line with expectations communicated earlier in the year (see Part II – Item 7 – Results of Operations in the 2025 10-K), the Company now expects total GAAP expenses excluding interest for full-year 2026 will increase approximately 10% to 11%, inclusive of volume-related expenses to support strong business performance and trading activity, and expenses related to the operations and integration of Forge.

Total compensation and benefits expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily due to annual merit increases and growth in headcount, including growth in financial consultants and wealth advisors and the acquisition of Forge, higher incentive compensation driven by the Company’s financial performance, and higher other employee-related costs. Compensation and benefits included acquisition and integration-related costs of $8 million and $34 million in the third quarter and first nine months of 2026, respectively.

Professional services expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, reflecting overall growth of the business and increased utilization of other professional services. Professional services included acquisition and integration-related costs of $1 million and $14 million in the third quarter and first nine months of 2026, respectively.

Occupancy and equipment expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily driven by higher software subscription costs and building expenses related to growth of the business.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily driven by higher digital advertising. For the third quarter of 2026, this was partially offset by lower client promotional spending.

Communications expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily due to higher proxy-related and postage expenses, and higher exchange quotation services.

Depreciation and amortization expense decreased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily due to lower amortization of internally developed software and lower depreciation of information technology equipment, partially offset by higher amortization of term software.

Amortization of acquired intangible assets increased in the third quarter and first nine months of 2026 compared to the same periods in 2025 primarily due to amortization on intangible assets from the Forge acquisition.

Regulatory fees and assessments increased in the third quarter and decreased in the first nine months of 2026 compared to the same periods in 2025. The increase in the third quarter of 2026 was primarily due to a $13 million reduction in the Federal Deposit Insurance Corporation (FDIC) special assessments recognized in the third quarter of 2025. The decrease in the first nine months of 2026 was primarily due to certain lower regulatory fees, partially offset by higher FDIC assessments due to the $13 million reduction in the FDIC special assessment recognized in 2025.

Other expense increased in the third quarter and first nine months of 2026 compared to the same periods in 2025. In both periods, the increase was primarily driven by higher industry fees due to higher average fee rates coupled with higher trading volumes, and certain higher costs resulting from the growth in the business. Effective April 4, 2026, the SEC increased the fee rate applicable to most securities transactions from zero, the rate in effect since May 14, 2025, resulting in higher industry fees in other revenue and a corresponding increase in other expense after the effective date, with no impact on net income.

Capital expenditures were $319 million and $152 million in the third quarter of 2026 and 2025, respectively, and $1.3 billion and $444 million in the first nine months of 2026 and 2025, respectively. Capital expenditures increased for the first nine months of 2026 compared to the same period in 2025 primarily due to a $633 million multi-year software license agreement which was recognized with a corresponding liability in long-term debt in accordance with Accounting Standards Codification 350 Intangibles — Goodwill and Other (see also Item 1 – Note 10). Additionally, capital expenditures increased in both the third quarter and first nine months of 2026 compared to the same periods in 2025, due to higher information technology and telecommunications equipment, purchased software, and building and leasehold improvement expenses related to certain office expansions. As a result of higher year-to-date spending and total net revenues, we now estimate capital expenditures for full-year 2026 will be slightly higher than our previously disclosed expected range of approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $871 million and $663 million for the third quarter of 2026 and 2025, respectively, resulting in effective tax rates of 23.1% and 21.9%, respectively. Taxes on income were $2.4 billion and $1.9 billion for the first nine months of 2026 and 2025, respectively, resulting in effective tax rates of 23.0% and 22.8%, respectively. The year-over-year increase in the effective tax rate in the third quarter of 2026 was primarily due to an increase in state tax expense, partially offset by a decrease in state tax reserves and an increase in equity compensation tax deduction benefits. The increase in the effective tax rate in the first nine months of 2026 compared to the same period in 2025 was primarily due to a decrease in certain tax credits and an increase in state tax expense, partially offset by a decrease in state tax reserves and an increase in equity compensation tax deduction benefits.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025
Net Revenues
Net interest revenue	11%	$2,701	$2,424	24%	$775	$626	14%	$3,476	$3,050
Asset management and administration fees	17%	1,425	1,221	8%	488	452	14%	1,913	1,673
Trading revenue	15%	1,039	906	34%	119	89	16%	1,158	995
Bank deposit account fees	35%	265	196	57%	80	51	40%	345	247
Other	57%	213	136	94%	66	34	64%	279	170
Total net revenues	16%	5,643	4,883	22%	1,528	1,252	17%	7,171	6,135
Expenses Excluding Interest
Compensation and benefits	7%	1,370	1,284	5%	386	369	6%	1,756	1,653
Professional services	12%	264	235	5%	61	58	11%	325	293
Occupancy and equipment	12%	246	220	17%	70	60	13%	316	280
Advertising and market development	35%	81	60	(20)%	33	41	13%	114	101
Communications	11%	117	105	25%	55	44	15%	172	149
Depreciation and amortization	(7)%	149	161	(8)%	47	51	(8)%	196	212
Amortization of acquired intangible assets	13%	118	104	—	23	23	11%	141	127
Regulatory fees and assessments	12%	57	51	100%	16	8	24%	73	59
Other	20%	249	207	58%	52	33	25%	301	240
Total expenses excluding interest	9%	2,651	2,427	8%	743	687	9%	3,394	3,114
Income before taxes on income	22%	$2,992	$2,456	39%	$785	$565	25%	$3,777	$3,021

Net New Client Assets (in billions) (1)	37%	$72.3	$52.7	47%	$120.1	$81.7	43%	$192.4	$134.4

Nine Months Ended September 30,
Net Revenues
Net interest revenue	13%	$7,701	$6,826	30%	$2,276	$1,752	16%	$9,977	$8,578
Asset management and administration fees	17%	4,068	3,479	10%	1,429	1,294	15%	5,497	4,773
Trading revenue	21%	3,106	2,563	22%	356	292	21%	3,462	2,855
Bank deposit account fees	29%	748	581	42%	225	158	32%	973	739
Other	22%	625	514	52%	191	126	28%	816	640
Total net revenues	16%	16,248	13,963	24%	4,477	3,622	18%	20,725	17,585
Expenses Excluding Interest
Compensation and benefits	11%	4,168	3,760	8%	1,190	1,101	10%	5,358	4,861
Professional services	12%	762	680	—	173	173	10%	935	853
Occupancy and equipment	9%	706	647	11%	196	177	9%	902	824
Advertising and market development	27%	246	194	(28)%	80	111	7%	326	305
Communications	7%	360	338	24%	173	140	12%	533	478
Depreciation and amortization	(7)%	452	488	(8)%	143	156	(8)%	595	644
Amortization of acquired intangible assets	10%	346	314	(3)%	69	71	8%	415	385
Regulatory fees and assessments	(11)%	163	183	14%	48	42	(6)%	211	225
Other	10%	679	618	21%	137	113	12%	816	731
Total expenses excluding interest	9%	7,882	7,222	6%	2,209	2,084	8%	10,091	9,306
Income before taxes on income	24%	$8,366	$6,741	47%	$2,268	$1,538	28%	$10,634	$8,279

Net New Client Assets (in billions) (1)	7%	$164.9	$153.4	53%	$286.1	$187.0	32%	$451.0	$340.4
(1) In the third quarter and first nine months of 2026, Investor Services includes net inflows of $2.0 billion and $0.8 billion, respectively, from off-platform brokered CDs issued by CSB. In the third quarter and nine months of 2025, Investor Services includes net outflows of $3.1 billion and $15.1 billion, respectively, from off-platform brokered CDs issued by CSB.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 16% and 22%, respectively, in the third quarter of 2026 and 16% and 24%, respectively, in the first nine months of 2026 compared to the same periods in 2025. Net interest revenue in

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the third quarter of 2026 increased year-over-year for both segments, due primarily to growth in margin and bank lending solutions, partially offset by lower yields on floating-rate assets, lower average balances of certain interest-earning assets, and higher average wholesale borrowings as robust demand for lending solutions outpaced deposit growth. Net interest revenue in the first nine months of 2026 increased year-over-year for both segments primarily due to growth in lending solutions and lower average wholesale borrowings, partially offset by lower yields on floating-rate assets and lower average balances of certain interest-earning assets. Asset management and administration fees increased for Investor Services primarily as a result of higher average balances in managed investing solutions, while higher average balances in Schwab equity and bond funds, ETFs, and CTFs, Mutual Fund OneSource®, and money market funds helped drive year-over-year growth for both segments. Trading revenue increased for both segments primarily due to higher order flow revenue and higher commission revenue reflecting higher DATs and changes in the mix of trading activity. Bank deposit account fees increased for both segments primarily due to improved net yields partially offset by lower average BDA balances. Investor Services other revenue increased primarily due to higher industry fees, gains recognized from certain equity investments, and lower losses recognized on the sale of AFS securities, partially offset by lower other service fees. Advisor Services other revenue increased primarily due to gains from certain equity investments, higher other service fees, lower losses on the sale of AFS securities, and higher industry fees.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 9% and 8%, respectively, in the third quarter of 2026, and 9% and 6%, respectively, in the first nine months of 2026 compared to the same periods in 2025. Compensation and benefits expense increased for both segments primarily due to annual merit increases and growth in headcount, higher incentive compensation, and higher other employee-related costs. Professional services expense was largely flat for Advisor Services and increased for Investor Services due to overall growth of the business and increased utilization of other professional services. Occupancy and equipment expense increased for both segments primarily due to higher software subscription costs and building expenses related to growth of the business. Communications expense increased for both segments primarily due to higher proxy-related and postage expenses, as well as higher exchange quotation services. Regulatory fees and assessments increased for both segments in the third quarter of 2026 primarily due to the 2025 FDIC special assessment reduction, while year-to-date fees decreased for Investor Services and increased slightly for Advisor Services as lower regulatory fees were partially offset by the 2025 FDIC special assessment reduction.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Accordingly, beginning with the second quarter of 2026, the Company’s simulation results reflect a dynamically-sized balance sheet modeling approach. The below table shows simulated changes to net interest revenue over the next twelve months beginning September 30, 2026 and December 31, 2025 of an instantaneous increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2026	December 31, 2025
Increase of 200 basis points	0.4%	5.4%
Increase of 100 basis points	3.0%	2.0%
Increase of 50 basis points	2.0%	1.0%
Decrease of 50 basis points	(2.1)%	(2.2)%
Decrease of 100 basis points	(3.5)%	(5.3)%
Decrease of 200 basis points	(5.7)%	(15.0)%

As of September 30, 2026, the Company’s net interest revenue sensitivity profile was more balanced compared to December 31, 2025, with reduced exposure to declining interest rate scenarios and a lower benefit under larger increasing-rate scenarios. This shift primarily reflected hedging activity, changes in balance sheet composition and projected client cash behavior under different interest rate environments.

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

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	September 30, 2026	December 31, 2025
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	1.5	1.8
Margin loans (1)	—	—
AFS investment securities portfolio	2.2	2.4
AFS and HTM investment securities portfolios	3.5	3.9
Pledged asset lines	0.1	0.1
Long-term debt CSC Senior Notes	3.4	3.0
Estimated effective duration, inclusive of derivatives (2):
Consolidated total assets	1.6	1.9
Margin loans (1)	0.3	—
AFS investment securities portfolio	1.8	2.0
AFS and HTM investment securities portfolios	3.3	3.7
Pledged asset lines	1.5	1.2
Long-term debt CSC Senior Notes	1.0	1.9
(1) The duration of margin loans exclusive of derivatives was less than 0.1 years at both September 30, 2026 and December 31, 2025.
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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2026 and December 31, 2025, simulated changes in bank deposit account fee revenue from changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities. Our clients’ bank deposits and brokerage cash balances primarily originate from our 40.3 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of September 30, 2026. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

The following table describes certain external debt facilities available at September 30, 2026:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$2,000	$30,333	(1)	October 2026 - December 2026	4.05%
Federal Reserve discount window	Banking subsidiaries	—	26,276	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC, CS&Co	11,704	—	(2)	October 2026-October 2027 (3)	4.25%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,892		N/A	—
Unsecured commercial paper	CSC, CS&Co	7,892	7,108	(4)	October 2026-June 2027	4.12%
Secured uncommitted lines of credit with various external banks	CS&Co	2,400	—	(5)	November 2026- December 2026	4.28%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of September 30, 2026. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 10 for additional information.
(2) Secured borrowing capacity is made available based on our borrower’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 13 for additional information.
(3) Repurchase agreements outstanding as of September 30, 2026 at CS&Co maintain continuous contractual maturities of 35-360 days and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets.
(4) Outstanding balance of unsecured commercial paper as of September 30, 2026 represents the gross par value before discount of $83 million.
(5) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of September 30, 2026, the Company had additional investment securities with a par value of approximately $144 billion, or a fair value of approximately $127 billion, available to be pledged to obtain additional capacity. Additional details regarding these facilities are described below.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s, A2 by Standard & Poor’s, and F1 by Fitch at September 30, 2026. CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co has a variety of external debt facilities available. CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. At the end of the first quarter of 2026, CS&Co’s Board of Directors authorized the issuance of unsecured Commercial Paper Notes in an aggregate amount of up to $10.0 billion. CS&Co commenced issuances under the program in the second quarter and $7.5 billion was outstanding as of September 30, 2026. CS&Co’s ratings for Commercial Paper Notes were P1 by Moody’s and A1 by Standard & Poor’s at September 30, 2026. CS&Co also engages with external financial institutions in repurchase agreements collateralized by client margin securities as a source of liquidity. Additionally, CS&Co is able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of September 30, 2026, liabilities for securities loaned totaled $37.6 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheet. As of September 30, 2026, $28.9 billion of securities loaned had overnight and continuous remaining contractual maturities; $8.7 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 4.24%. See Item 1 – Note 13 for additional information on securities lending activities.

CSB issues brokered CDs as a source of funding. As of September 30, 2026, there were $3.8 billion brokered CDs issued by CSB outstanding, maturing in October 2026 with a weighted-average interest rate of 3.95%.

Cash Flow Activity

The Company’s cash and cash equivalents, including amounts restricted, decreased $1.1 billion from year-end 2025 to $68.5 billion at September 30, 2026, as net cash outflows for investing and financing activities were largely offset by net cash inflows from operating activities during the first nine months of 2026. Net operating cash inflows were $13.3 billion, driven primarily by investments segregated and on deposit for regulatory purposes, net income and the net impact of changes in brokerage client-related balances and receivables from and payables to brokers, dealers, and clearing organizations, reflecting growth in securities borrowed and loaned activity. Net investing cash outflows were $5.3 billion, due primarily to outflows of $14.4 billion from strong growth in bank loans, partially offset by net inflows of $10.8 billion from our AFS and HTM securities. Net financing outflows were $9.1 billion, primarily driven by a net decrease of $11.6 billion in bank deposits, outflows of $5.8 billion for common stock repurchases and dividends paid, partially offset by net proceeds of $7.1 billion from other short-term borrowings and $1.7 billion from long-term debt.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2025 Form 10-K for additional information. The Company was in compliance with the LCR rule at September 30, 2026, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	September 30, 2026	June 30, 2026
Total eligible HQLA	$54,384	$51,927
Net cash outflows	43,629	38,534
LCR	125%	135%

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. For the three months ended September 30, 2026 and June 30, 2026, Schwab was in compliance with the 100% minimum requirement of the rule.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $23.8 billion and $22.2 billion at September 30, 2026 and December 31, 2025, respectively.

The following table provides information about our Senior Notes outstanding at September 30, 2026:

September 30, 2026	Par Outstanding	Maturity	Weighted-Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$23,869	2027 - 2037	4.23%	A2	A-	A
Ameritrade Holding LLC Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted-average interest rates presented here exclude the impact of derivatives. See Item 1 – Note 12 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

The long-term debt issuances below in 2026 were senior unsecured obligations issued by CSC. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate		Interest Payable
May 21, 2026	$1,000	05/21/2030	4.744%	(1)	Semi-annually
May 21, 2026	$1,250	05/21/2037	5.493%	(1)	Semi-annually
June 29, 2026	$1,000	07/27/2029	4.603%	(1)	Semi-annually
August 12, 2026	$1,250	08/12/2032	5.108%	(1)	Semi-annually
August 12, 2026	$1,350	08/12/2037	5.655%	(1)	Semi-annually
(1) Interest rates presented are those in effect at September 30, 2026. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 1 – Note 10.

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for the first nine months of 2026 are as follows:

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

Regulatory Capital Requirements
CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2025 Form 10-K and in Item 1 – Note 18. As of September 30, 2026, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

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

The following table details the capital ratios for CSC (consolidated) and CSB:

	September 30, 2026		December 31, 2025
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$51,446	$17,516	$49,425	$18,658
Less:
Preferred stock	6,213	—	6,763	—
Common Equity Tier 1 Capital before regulatory adjustments	$45,233	$17,516	$42,662	$18,658
Less:
Goodwill, net of associated deferred tax liabilities	$12,024	$13	$11,711	$13
Other intangible assets, net of associated deferred tax liabilities	5,717	—	5,811	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	98	43	38	43
AOCI adjustment (1)	(11,200)	(9,465)	(10,979)	(9,524)
Common Equity Tier 1 Capital	$38,594	$26,925	$36,081	$28,126
Tier 1 Capital	$44,782	$26,925	$42,844	$28,126
Total Capital	44,828	26,965	42,894	28,163
Risk-Weighted Assets	157,777	92,774	118,782	78,281
Average Assets with regulatory adjustments	501,735	255,095	462,473	252,828
Total Leverage Exposure	508,054	257,813	465,794	254,975
Common Equity Tier 1 Capital/Risk-Weighted Assets	24.5%	29.0%	30.4%	35.9%
Tier 1 Capital/Risk-Weighted Assets	28.4%	29.0%	36.1%	35.9%
Total Capital/Risk-Weighted Assets	28.4%	29.1%	36.1%	36.0%
Tier 1 Leverage Ratio	8.9%	10.6%	9.3%	11.1%
Supplementary Leverage Ratio	8.8%	10.4%	9.2%	11.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio was 8.9% at September 30, 2026, down from 9.3% at year-end 2025. This decrease reflects returns of excess capital and higher total Company assets, partially offset by growth from net income. CSB’s Tier 1 Leverage Ratio decreased from 11.1% at year-end 2025, ending the third quarter of 2026 at 10.6%, primarily as a result of dividends paid to CSC, partially offset by growth from net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

As of September 30, 2026, our adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results) was 7.0% for CSC (consolidated), decreasing slightly from 7.1% as of year-end 2025 as a result of returns of excess capital and higher total Company assets, largely offset by growth from net income. CSB’s adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures) was 7.3%, down from 7.6% as of year-end 2025 due to dividends paid to CSC, partially offset by growth from net income.

Dividends

On January 29, 2026, the Board of Directors of the Company declared a five cent, or 19%, increase in the quarterly cash dividend to $.32 per common share.

Cash dividends paid and per share amounts for the first nine months of 2026 and 2025 are as follows:

Nine Months Ended September 30,	2026		2025
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$1,678	$.96	$1,477	$.81
Preferred Stock:
Series D (1)	33	44.64	33	44.64
Series F (2)	12	2,500.00	12	2,500.00
Series G (3)	—	—	66	2,687.50
Series H (1)	67	3,000.00	67	3,000.00
Series I (4)	41	2,000.00	62	3,000.00
Series J (1)	20	33.39	20	33.39
Series K (1)	28	3,750.00	28	3,750.00
Series L (5)	33	2,185.83	N/A	N/A
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
(5) Series L was issued on April 22, 2026. Dividends are paid quarterly. The first dividend was paid on September 1, 2026.
N/A Not applicable.

Share Repurchases

During the three and nine months ended September 30, 2026, CSC repurchased 4.7 million and 40.2 million shares, respectively, of its common stock under its $20.0 billion share repurchase authorization for $500 million and $3.9 billion, respectively. During the three and nine months ended September 30, 2025, CSC repurchased 28.9 million shares of its common stock under its $20.0 billion share repurchase authorization for $2.7 billion. As of September 30, 2026, approximately $10.6 billion remained on the $20.0 billion authorization.

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

See Item 1 – Note 15 for additional information.

OTHER

Foreign Exposure
At September 30, 2026, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At September 30, 2026, the fair value of these holdings totaled $10.9 billion, with the top three exposures being to issuers and counterparties domiciled in France at $4.8 billion, the United Kingdom at $4.1 billion, and Canada at $812 million. At December 31, 2025, the fair value of these holdings totaled $10.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $7.4 billion, the United Kingdom at $1.9 billion, and Japan at $600 million. In addition, Schwab had outstanding margin loans to foreign residents of $6.8 billion and $4.8 billion at September 30, 2026 and December 31, 2025, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2025 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2026.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total expenses excluding interest (GAAP)	$3,394	$3,114	$10,091	$9,306
Amortization of acquired intangible assets	(141)	(127)	(415)	(385)
Acquisition and integration-related costs (1)	(10)	—	(49)	—
Adjusted total expenses (non-GAAP)	$3,243	$2,987	$9,627	$8,921
(1) Acquisition and integration-related costs for the three months ended September 30, 2026 primarily consist of compensation and benefits. Acquisition and integration-related costs for the nine months ended September 30, 2026 primarily consist of $34 million of compensation and benefits and $14 million of professional services. There were no acquisition and integration-related costs for the three and nine months ended September 30, 2025.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$2,811	$1.62	$2,277	$1.26	$7,889	$4.53	$6,050	$3.33
Amortization of acquired intangible assets	141.08		127.07		415.24		385.21
Acquisition and integration-related costs	10.01		—	—	49.03		—	—
Income tax effects (1)	(36)	(.02)	(29)	(.02)	(110)	(.07)	(92)	(.05)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,926	$1.69	$2,375	$1.31	$8,243	$4.73	$6,343	$3.49
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on average common stockholders’ equity — annualized (GAAP)	25%	21%	24%	20%
Average common stockholders’ equity	$44,584	$42,655	$43,948	$40,903
Less: Average goodwill	(12,290)	(11,951)	(12,121)	(11,951)
Less: Average acquired intangible assets — net	(7,212)	(7,423)	(7,187)	(7,552)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,753	1,695	1,704	1,695
Average tangible common equity	$26,835	$24,976	$26,344	$23,095
Adjusted net income available to common stockholders (1)	$2,926	$2,375	$8,243	$6,343
Return on tangible common equity — annualized (non-GAAP)	44%	38%	42%	37%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	September 30, 2026		December 31, 2025		September 30, 2025
	CSC	CSB	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.9%	10.6%	9.3%	11.1%	9.7%	12.4%
Tier 1 Capital	$44,782	$26,925	$42,844	$28,126	$43,491	$31,514
Plus: AOCI adjustment	(10,389)	(9,043)	(11,017)	(9,562)	(11,826)	(10,272)
Adjusted Tier 1 Capital	34,393	17,882	31,827	18,564	31,665	21,242
Average assets with regulatory adjustments	501,735	255,095	462,473	252,828	447,094	253,874
Plus: AOCI adjustment	(9,894)	(8,746)	(11,333)	(9,875)	(12,176)	(10,613)
Adjusted average assets with regulatory adjustments	$491,841	$246,349	$451,140	$242,953	$434,918	$243,261
Adjusted Tier 1 Leverage Ratio (non-GAAP)	7.0%	7.3%	7.1%	7.6%	7.3%	8.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenues
Interest revenue	$4,473	$3,956	$12,581	$11,500
Interest expense	(997)	(906)	(2,604)	(2,922)
Net interest revenue	3,476	3,050	9,977	8,578
Asset management and administration fees	1,913	1,673	5,497	4,773
Trading revenue	1,158	995	3,462	2,855
Bank deposit account fees	345	247	973	739
Other	279	170	816	640
Total net revenues	7,171	6,135	20,725	17,585
Expenses Excluding Interest
Compensation and benefits	1,756	1,653	5,358	4,861
Professional services	325	293	935	853
Occupancy and equipment	316	280	902	824
Advertising and market development	114	101	326	305
Communications	172	149	533	478
Depreciation and amortization	196	212	595	644
Amortization of acquired intangible assets	141	127	415	385
Regulatory fees and assessments	73	59	211	225
Other	301	240	816	731
Total expenses excluding interest	3,394	3,114	10,091	9,306
Income before taxes on income	3,777	3,021	10,634	8,279
Taxes on income	871	663	2,449	1,886
Net Income	2,906	2,358	8,185	6,393
Preferred stock dividends and other	95	81	296	343
Net Income Available to Common Stockholders	$2,811	$2,277	$7,889	$6,050
Weighted-Average Common Shares Outstanding:
Basic	1,728	1,806	1,736	1,815
Diluted	1,733	1,811	1,741	1,820
Earnings Per Common Shares Outstanding (1):
Basic	$1.63	$1.26	$4.54	$3.33
Diluted	$1.62	$1.26	$4.53	$3.33
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Notes 15 and 17.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,906	$2,358	$8,185	$6,393
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(722)	592	(724)	2,270
Other reclassifications included in other revenue	—	10	25	50
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	506	545	1,516	1,644
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	(639)	11	(1,179)	(4)
Reclassifications included in interest revenue	24	28	64	45
Other	—	(1)	(2)	5
Other comprehensive income (loss), before tax	(831)	1,185	(300)	4,010
Income tax effect	200	(392)	77	(960)
Other comprehensive income (loss), net of tax	(631)	793	(223)	3,050
Comprehensive Income (Loss)	$2,275	$3,151	$7,962	$9,443

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents (including resale agreements of $3,400 at September 30, 2026)	$36,657	$46,030
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $12,226 and $16,901 at September 30, 2026 and December 31, 2025, respectively)	31,768	42,931
Receivables from brokers, dealers, and clearing organizations	27,229	7,190
Receivables from brokerage clients — net	128,143	104,660
Available for sale securities (amortized cost of $63,531 and $66,225 at September 30, 2026 and December 31, 2025, respectively; including assets pledged of $4,165 and $281, respectively)	58,964	62,357
Held to maturity securities (including assets pledged of $1,270 at December 31, 2025)	126,572	133,969
Bank loans — net	72,292	57,955
Equipment, office facilities, and property — net	3,782	3,091
Goodwill	12,290	11,951
Acquired intangible assets — net	7,141	7,233
Other assets	15,836	13,628
Total assets	$520,674	$490,995
Liabilities and Stockholders’ Equity
Bank deposits	$244,108	$255,747
Payables to brokers, dealers, and clearing organizations	46,452	25,689
Payables to brokerage clients	125,240	116,341
Accrued expenses and other liabilities	13,407	12,831
Other short-term borrowings	14,213	6,913
Federal Home Loan Bank borrowings	2,000	1,850
Long-term debt	23,808	22,199
Total liabilities	469,228	441,570
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,315 and $6,871 at September 30, 2026 and December 31, 2025, respectively	6,213	6,763
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 issued at September 30, 2026 and December 31, 2025	21	21
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	28,303	27,996
Retained earnings	50,312	44,065
Treasury stock, at cost — 348,720,630 and 315,863,800 shares at September 30, 2026 and December 31, 2025, respectively	(22,197)	(18,437)
Accumulated other comprehensive loss	(11,206)	(10,983)
Total stockholders’ equity	51,446	49,425
Total liabilities and stockholders’ equity	$520,674	$490,995

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at June 30, 2025	$6,763	2,074	$21	$27,813	$40,374	$(12,929)	$(12,591)	$49,451
Net income	—	—	—	—	2,358	—	—	2,358
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	793	793
Dividends declared on preferred stock	—	—	—	—	(70)	—	—	(70)
Dividends declared on common stock — $.27 per share	—	—	—	—	(492)	—	—	(492)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	(2,777)	—	(2,777)
Stock option exercises and other	—	—	—	13	—	19	—	32
Share-based compensation	—	—	—	56	—	—	—	56
Other	—	—	—	28	—	5	—	33
Balance at September 30, 2025	$6,763	2,074	$21	$27,910	$42,170	$(15,682)	$(11,798)	$49,384

Balance at June 30, 2026	$6,213	2,074	$21	$28,179	$48,044	$(21,735)	$(10,575)	$50,147
Net income	—	—	—	—	2,906	—	—	2,906
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(631)	(631)
Dividends declared on preferred stock	—	—	—	—	(83)	—	—	(83)
Dividends declared on common stock — $.32 per share	—	—	—	—	(555)	—	—	(555)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	(504)	—	(504)
Stock option exercises and other	—	—	—	29	—	39	—	68
Share-based compensation	—	—	—	59	—	—	—	59
Other	—	—	—	36	—	3	—	39
Balance at September 30, 2026	$6,213	2,074	$21	$28,303	$50,312	$(22,197)	$(11,206)	$51,446

	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	6,393	—	—	6,393
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,050	3,050
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(288)	—	—	(288)
Dividends declared on common stock — $.81 per share	—	—	—	—	—	—	(1,477)	—	—	(1,477)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(3,130)	—	(3,130)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(76)	—	217	—	141
Share-based compensation	—	—	—	—	—	237	—	—	—	237
Other	—	—	—	—	—	110	4	(61)	—	53
Balance at September 30, 2025	$6,763	2,074	$21	—	$—	$27,910	$42,170	$(15,682)	$(11,798)	$49,384

Balance at December 31, 2025	$6,763	2,074	$21	—	$—	$27,996	$44,065	$(18,437)	$(10,983)	$49,425
Net income	—	—	—	—	—	—	8,185	—	—	8,185
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(223)	(223)
Issuance of preferred stock, net	1,480	—	—	—	—	—	—	—	—	1,480
Redemption of preferred stock	(2,030)	—	—	—	—	—	(25)	—	—	(2,055)
Dividends declared on preferred stock	—	—	—	—	—	—	(235)	—	—	(235)
Dividends declared on common stock — $.96 per share	—	—	—	—	—	—	(1,678)	—	—	(1,678)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(3,911)	—	(3,911)
Stock option exercises and other	—	—	—	—	—	(103)	—	229	—	126
Share-based compensation	—	—	—	—	—	270	—	—	—	270
Other	—	—	—	—	—	140	—	(78)	—	62
Balance at September 30, 2026	$6,213	2,074	$21	—	$—	$28,303	$50,312	$(22,197)	$(11,206)	$51,446
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$8,185	$6,393
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	295	259
Depreciation and amortization	595	644
Amortization of acquired intangible assets	415	385
Provision (benefit) for deferred income taxes	(30)	397
Premium amortization, net, on available for sale and held to maturity securities	450	524
Other	628	525
Net change in:
Investments segregated and on deposit for regulatory purposes	19,402	(8,671)
Receivables from brokers, dealers, and clearing organizations	(20,013)	(2,288)
Receivables from brokerage clients	(23,544)	(8,509)
Other assets	(2,792)	(1,038)
Payables to brokers, dealers, and clearing organizations	20,763	9,071
Payables to brokerage clients	8,899	13,838
Accrued expenses and other liabilities	3	(1,456)
Net cash provided by (used for) operating activities	13,256	10,074
Cash Flows from Investing Activities
Purchases of available for sale securities	(11,461)	(2,746)
Proceeds from sales of available for sale securities	6,091	5,411
Principal payments on available for sale securities	7,586	20,405
Purchases of held to maturity securities	(2,336)	(676)
Principal payments on held to maturity securities	10,921	11,707
Net change in bank loans	(14,369)	(8,426)
Cash paid for acquisition, net of cash acquired	(577)	—
Purchases of equipment, office facilities, and property	(639)	(390)
Purchases of FHLB stock	(103)	(589)
Proceeds from sales of FHLB stock	103	1,262
Purchases of Federal Reserve stock	(5)	(9)
Proceeds from sales of Federal Reserve stock	30	8
Other investing activities	(537)	(268)
Net cash provided by (used for) investing activities	(5,296)	25,689
Cash Flows from Financing Activities
Net change in bank deposits	(11,639)	(20,064)
Proceeds from FHLB borrowings	2,500	16,760
Repayments of FHLB borrowings	(2,350)	(32,610)
Proceeds from other short-term borrowings	67,901	27,528
Repayments of other short-term borrowings	(60,797)	(27,023)
Issuances of long-term debt	5,813	—
Repayments of long-term debt	(4,121)	(2,243)
Repurchases of common stock and nonvoting common stock	(3,877)	(4,581)
Net proceeds from preferred stock offerings	1,480	—
Redemption of preferred stock	(2,055)	(2,458)
Dividends paid	(1,912)	(1,765)
Proceeds from stock options exercised	126	141
Other financing activities	(163)	(97)
Net cash provided by (used for) financing activities	(9,094)	(46,412)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(1,134)	(10,649)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	69,661	65,514
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$68,527	$54,865

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2026	2025
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$645	$54
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$—	$20
Other Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,139	$3,572
Income taxes, net	$2,547	$955
Amounts included in the measurement of lease liabilities	$184	$186
Leased assets obtained in exchange for new operating lease liabilities	$139	$239

	September 30, 2026	September 30, 2025
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$36,657	$30,572
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	31,870	24,293
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$68,527	$54,865
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

Significant accounting policies are included in Item 8 – Note 2 in the 2025 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the nine months ended September 30, 2026.

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

3.    Business Acquisition

On March 2, 2026, the Company completed its acquisition of Forge for $636 million of cash and other consideration. Forge provides eligible investors with direct and indirect access to shares of private companies through direct share purchase, single company funds, and multicompany funds. The Company anticipates that incorporating Forge’s private company investment capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base.

The Company accounted for the Forge acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, and consideration transferred; however, due to the timing of and limited time since the close of the acquisition, these estimates are provisional and may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill, in subsequent periods as prescribed in Accounting Standards Codification (ASC) 805 Business Combinations. During the three months ended June 30, 2026, we made measurement period adjustments to the purchase price allocation resulting in additions of $10 million, $4 million, and $6 million to our initial estimates of the fair value of acquired intangible assets, other assets, and accrued expenses and other liabilities, respectively, and a reduction of $8 million to our initial estimate of the fair value of goodwill.

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

The Company’s condensed consolidated statements of income include total net revenues and net loss attributable to the Forge acquisition of $15 million and $13 million, respectively, for the three months ended September 30, 2026 and $69 million and $52 million, respectively, for the period March 2, 2026 through September 30, 2026.

Certain Forge equity awards, whether vested or unvested, were assumed by the Company upon acquisition. The awards are subject to the same terms and conditions that were applicable immediately before the acquisition, except for performance-based restricted stock units which were converted into restricted stock units without performance conditions. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $13 million was accounted for as consideration transferred. The remaining portion was associated with future services and had a fair value of $37 million on the acquisition date. As of September 30, 2026, there was $10 million of unrecognized compensation cost related to these awards.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest revenue
Cash and cash equivalents	$317	$264	$883	$897
Cash and investments segregated	289	494	1,060	1,412
Receivables from brokerage clients (1)	1,792	1,454	4,900	4,154
Available for sale securities	379	360	1,063	1,198
Held to maturity securities	553	587	1,690	1,811
Bank loans	775	557	2,095	1,568
Securities lending revenue	238	183	507	339
Other interest revenue (1,2)	130	57	383	121
Interest revenue	4,473	3,956	12,581	11,500
Bank deposits	(139)	(248)	(371)	(1,010)
Payables to brokers, dealers, and clearing organizations	(376)	(188)	(869)	(492)
Payables to brokerage clients (1)	(59)	(67)	(174)	(176)
Other short-term borrowings	(148)	(87)	(351)	(256)
Federal Home Loan Bank borrowings	(10)	(79)	(23)	(322)
Long-term debt	(272)	(207)	(701)	(625)
Other interest expense (1,2)	7	(30)	(115)	(41)
Interest expense	(997)	(906)	(2,604)	(2,922)
Net interest revenue	3,476	3,050	9,977	8,578
Asset management and administration fees
Mutual funds, ETFs, CTFs, and alternatives (3)	1,051	961	3,062	2,737
Managed investing solutions	761	619	2,142	1,777
Other (3)	101	93	293	259
Asset management and administration fees	1,913	1,673	5,497	4,773
Trading revenue
Commissions	463	453	1,480	1,315
Order flow revenue	638	490	1,822	1,399
Principal transactions	57	52	160	141
Trading revenue	1,158	995	3,462	2,855
Bank deposit account fees	345	247	973	739
Other	279	170	816	640
Total net revenues	$7,171	$6,135	$20,725	$17,585
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

Contract balances: Receivables from contracts with customers within the scope of ASC 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $912 million and $819 million at September 30, 2026 and December 31, 2025, respectively.

The Company had net contract assets of $176 million and $193 million at September 30, 2026 and December 31, 2025, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 11.

Unsatisfied performance obligations: We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

5.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	September 30, 2026	December 31, 2025
Receivables
Securities borrowed	$24,097	$4,797
Receivables from clearing organizations	2,927	2,327
Receivables for securities failed to deliver	118	42
Other receivables from broker-dealers	87	24
Receivables from brokers, dealers, and clearing organizations	$27,229	$7,190
Payables
Deposits for securities loaned	$37,562	$25,131
Broker-dealer repurchase agreements	7,700	50
Other payables to broker-dealers	629	302
Payables to clearing organizations	335	115
Payables for securities failed to receive	226	91
Payables to brokers, dealers, and clearing organizations	$46,452	$25,689

See Note 13 for additional information regarding securities lending and borrowing activities, and repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$38,897	$—	$3,870	$35,027
U.S. Treasury securities	12,186	3	150	12,039
Corporate debt securities (1)	4,938	—	332	4,606
Asset-backed securities (2)	6,944	1	175	6,770
U.S. state and municipal securities	438	—	44	394
Non-agency commercial mortgage-backed securities	120	—	9	111
Other	21	—	4	17
Unallocated portfolio layer method (PLM) fair value basis adjustments (3)	(13)	—	(13)	—
Total available for sale securities (4)	$63,531	$4	$4,571	$58,964
Held to maturity securities
U.S. agency mortgage-backed securities	$124,556	$2	$13,319	$111,239
U.S. Treasury securities	2,016	—	91	1,925
Total held to maturity securities	$126,572	$2	$13,410	$113,164

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities	$44,585	$—	$3,151	$41,434
U.S. Treasury securities	11,543	3	182	11,364
Corporate debt securities (1)	5,027	—	360	4,667
Asset-backed securities (2)	4,332	—	133	4,199
U.S. state and municipal securities	595	—	34	561
Non-agency commercial mortgage-backed securities	120	—	7	113
Other	21	—	2	19
Unallocated PLM fair value basis adjustments (3)	2	—	2	—
Total available for sale securities (4)	$66,225	$3	$3,871	$62,357
Held to maturity securities
U.S. agency mortgage-backed securities	$133,563	$1,732	$9,646	$125,649
U.S. Treasury securities	406	—	—	406
Total held to maturity securities	$133,969	$1,732	$9,646	$126,055
(1) As of September 30, 2026, approximately 27%, 27%, and 21% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively. As of December 31, 2025, approximately 28%, 27%, and 19% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively.
(2) As of September 30, 2026, approximately 39% and 32% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively. As of December 31, 2025, approximately 70% and 21% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 12 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table, is $2.0 billion of AFS U.S. Treasury securities as of December 31, 2025 (none as of September 30, 2026). These holdings had maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost.

At September 30, 2026, our banking subsidiaries had pledged investment securities with a fair value of $11.3 billion (collateral value of $10.5 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 10). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $27.2 billion (collateral value of $26.3 billion) as collateral for this facility at September 30, 2026. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.5 billion at September 30, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At September 30, 2026, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions and the FICC. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $1.1 billion, none of which may be sold, repledged, or otherwise used by the counterparties. AFS securities pledged were corporate debt securities and asset-backed securities with an aggregate fair value of $3.4 billion, all of which may be sold, repledged, or otherwise used by the counterparties. See Notes 10 and 13 for additional information on these repurchase agreements.

At September 30, 2026, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $776 million as initial margin on interest rate swaps (see Notes 12 and 13). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$119	$2	$34,908	$3,868	$35,027	$3,870
U.S. Treasury securities	7,427	41	2,627	109	10,054	150
Corporate debt securities	418	8	4,095	324	4,513	332
Asset-backed securities	3,424	49	3,125	126	6,549	175
U.S. state and municipal securities (1)	4	—	389	44	393	44
Non-agency commercial mortgage-backed securities	—	—	111	9	111	9
Other	—	—	17	4	17	4
Total (2)	$11,392	$100	$45,272	$4,484	$56,664	$4,584

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities (1)	$4	$—	$41,394	$3,151	$41,398	$3,151
U.S. Treasury securities (1)	1,558	—	5,424	182	6,982	182
Corporate debt securities	—	—	4,667	360	4,667	360
Asset-backed securities (1)	147	—	4,046	133	4,193	133
U.S. state and municipal securities	27	2	534	32	561	34
Non-agency commercial mortgage-backed securities	—	—	113	7	113	7
Other	—	—	19	2	19	2
Total (2)	$1,736	$2	$56,197	$3,867	$57,933	$3,869
(1) Amounts of unrealized losses less than 12 months were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(13) million and $2 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2025 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2026 and the year ended December 31, 2025. None of the Company’s AFS securities held as of September 30, 2026 and December 31, 2025 had an allowance for credit losses. HTM securities as of September 30, 2026 and December 31, 2025 were U.S. agency mortgage-backed securities and U.S. Treasury securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company had $372 million and $386 million of accrued interest for AFS and HTM securities as of September 30, 2026 and December 31, 2025, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the nine months ended September 30, 2026, or for the year ended December 31, 2025.

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at September 30, 2026:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.2
AFS and HTM investment securities portfolios	3.5
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	1.8
AFS and HTM investment securities portfolios	3.3
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

The maturities of AFS and HTM investment securities are as follows:

September 30, 2026	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,165	$6,664	$21,575	$5,623	$35,027
U.S. Treasury securities	6,220	5,819	—	—	12,039
Corporate debt securities	742	3,864	—	—	4,606
Asset-backed securities	—	3,531	857	2,382	6,770
U.S. state and municipal securities	27	193	174	—	394
Non-agency commercial mortgage-backed securities	—	—	—	111	111
Other	—	—	—	17	17
Total fair value	$8,154	$20,071	$22,606	$8,133	$58,964
Total amortized cost (1)	$8,243	$21,062	$25,720	$8,519	$63,544
Held to maturity securities
U.S. agency mortgage-backed securities	$373	$27,640	$29,939	$53,287	$111,239
U.S. Treasury securities	—	1,925	—	—	1,925
Total fair value	$373	$29,565	$29,939	$53,287	$113,164
Total amortized cost	$376	$31,281	$31,678	$63,237	$126,572
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(13) million at September 30, 2026.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Proceeds	$—	$1,206	$6,091	$5,411
Gross realized gains	—	—	1	—
Gross realized losses	—	10	26	50

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2026	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans — net
Residential real estate:
First Mortgages (1,2)	$34,120	$76	$18	$21	$115	$34,235	$31	$34,204
HELOCs (1,2)	413	1	1	2	4	417	1	416
Total residential real estate	34,533	77	19	23	119	34,652	32	34,620
Pledged asset lines	37,267	19	1	9	29	37,296	—	37,296
Other	381	—	—	1	1	382	6	376
Total bank loans	$72,181	$96	$20	$33	$149	$72,330	$38	$72,292

December 31, 2025
Residential real estate:
First Mortgages (1,2)	$30,429	$13	$5	$37	$55	$30,484	$28	$30,456
HELOCs (1,2)	423	1	—	3	4	427	1	426
Total residential real estate	30,852	14	5	40	59	30,911	29	30,882
Pledged asset lines	26,570	20	10	3	33	26,603	—	26,603
Other	477	—	—	—	—	477	7	470
Total bank loans	$57,899	$34	$15	$43	$92	$57,991	$36	$57,955
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $149 million and $131 million at September 30, 2026 and December 31, 2025, respectively.
(2) At September 30, 2026 and December 31, 2025, 40% and 41%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2026 or December 31, 2025. Bank-loan related nonperforming assets consisted of the nonaccrual loans presented here and loan modifications to borrowers experiencing financial difficulty were not material at both September 30, 2026 and December 31, 2025.

At September 30, 2026, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 10).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at June 30, 2025	$15	$1	$16	$—	$6	$22
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at September 30, 2025	$15	$1	$16	$—	$6	$22

Balance at June 30, 2026	$30	$1	$31	$—	$6	$37
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	4	—	4
Provision for credit losses	1	—	1	(4)	—	(3)
Balance at September 30, 2026	$31	$1	$32	$—	$6	$38

Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at September 30, 2025	$15	$1	$16	$—	$6	$22

Balance at December 31, 2025	$28	$1	$29	$—	$7	$36
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	4	—	4
Provision for credit losses	3	—	3	(4)	(1)	(2)
Balance at September 30, 2026	$31	$1	$32	$—	$6	$38

Consistent with Schwab’s loan charge-off policy for PALs as disclosed in Item 8 – Note 2 of the 2025 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of September 30, 2026, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2026 and December 31, 2025, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy experienced soft hiring and elevated core inflation at the end of the third quarter of 2026. Geopolitical unrest persists amid a backdrop of elevated uncertainty due to economic impacts of evolving trade policy and a constrained energy supply. Management’s macroeconomic outlook reflects elevated benchmark lending rates, with a relatively stable labor market. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect home prices to remain relatively stable nationally, with regional variation. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain strong. As a result of these factors, we held projected loss rates constant at September 30, 2026, as compared to December 31, 2025.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	pre-2022	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$—	$—	$2	$2	$5	$—	$—	$—
620 – 679	38	18	12	2	22	43	135	1	1	2
680 – 739	524	486	235	182	629	1,377	3,433	50	22	72
≥740	6,106	4,837	2,078	1,333	4,285	12,023	30,662	266	77	343
Total	$6,669	$5,341	$2,325	$1,517	$4,938	$13,445	$34,235	$317	$100	$417
Origination LTV
≤70%	$4,655	$3,628	$1,569	$1,034	$3,684	$11,513	$26,083	$304	$72	$376
>70% – ≤90%	2,014	1,713	756	483	1,254	1,931	8,151	13	28	41
>90% – ≤100%	—	—	—	—	—	1	1	—	—	—
Total	$6,669	$5,341	$2,325	$1,517	$4,938	$13,445	$34,235	$317	$100	$417
Refreshed FICO
<620	$2	$8	$4	$6	$26	$57	$103	$3	$3	$6
620 – 679	79	66	28	19	74	161	427	6	6	12
680 – 739	555	415	194	120	460	1,028	2,772	45	17	62
≥740	6,033	4,852	2,099	1,372	4,378	12,199	30,933	263	74	337
Total	$6,669	$5,341	$2,325	$1,517	$4,938	$13,445	$34,235	$317	$100	$417
Estimated Refreshed LTV (1)
≤70%	$4,526	$3,838	$1,793	$1,329	$4,592	$13,383	$29,461	$316	$100	$416
>70% – ≤90%	2,141	1,501	530	182	320	62	4,736	1	—	1
>90% – ≤100%	2	2	2	5	26	—	37	—	—	—
>100%	—	—	—	1	—	—	1	—	—	—
Total	$6,669	$5,341	$2,325	$1,517	$4,938	$13,445	$34,235	$317	$100	$417
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.04%	0.06%	0.10%	0.01%	0.11%	0.06%	0.06%	0.06%	1.93%	0.48%
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

At September 30, 2026, $29.9 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 21% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 63% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At September 30, 2026 and December 31, 2025, Schwab had $285 million and $223 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2026	Balance
Converted to an amortizing loan by period end (1)	$100
Within 1 year	20
> 1 year – 3 years	28
> 3 years – 5 years	69
> 5 years	200
Total	$417
(1) Includes $3 million and $8 million of HELOCs converted to amortizing loans during the three and nine months ended September 30, 2026, respectively.

At September 30, 2026, $315 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2026, the borrowers on approximately 55% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Variable Interest Entities
As of September 30, 2026 and December 31, 2025, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended September 30, 2026 and 2025, CSB recorded amortization of $55 million and $48 million, respectively, and recognized tax credits and other tax benefits of $77 million and $62 million, respectively, associated with these investments. During the nine months ended September 30, 2026 and 2025, CSB recorded amortization of $182 million and $142 million, respectively, and recognized tax credits and other tax benefits of $243 million and $188 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, aggregate liabilities, and maximum exposure to loss

The aggregate assets, aggregate liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2026			December 31, 2025
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$2,532	$1,381	$2,532	$2,084	$1,111	$2,084
Other investments (2)	241	—	355	250	—	342
Total	$2,773	$1,381	$2,887	$2,334	$1,111	$2,426
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2026 and 2029. During the nine months ended September 30, 2026 and year ended December 31, 2025, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2026	December 31, 2025
Interest-bearing deposits:
Deposits swept from brokerage accounts	$219,357	$232,410
Checking	16,160	16,473
Time certificates of deposit (1)	3,797	2,000
Savings and other	3,472	3,637
Total interest-bearing deposits	242,786	254,520
Non-interest-bearing deposits	1,322	1,227
Total bank deposits	$244,108	$255,747
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at September 30, 2026 and December 31, 2025 were 3.95% and 4.03%, respectively. As of September 30, 2026 and December 31, 2025, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at September 30, 2026 mature in October 2026.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2026 and December 31, 2025:

	Date of Issuance	Principal Amount Outstanding
		September 30, 2026	December 31, 2025
CSC Fixed-rate Senior Notes:
3.450% due February 13, 2026	11/13/15	$—	$350
0.900% due March 11, 2026	12/11/20	—	1,250
1.150% due May 13, 2026	05/13/21	—	1,000
5.875% due August 24, 2026	08/24/23	—	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	—	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes (1):
5.643% due May 19, 2029	05/19/23	1,200	1,200
4.603% due July 27, 2029	06/29/26	1,000	—
6.196% due November 17, 2029	11/17/23	1,300	1,300
4.744% due May 21, 2030	05/21/26	1,000	—
4.343% due November 14, 2031	11/14/25	1,000	1,000
5.108% due August 12, 2032	08/12/26	1,250	—
5.853% due May 19, 2034	05/19/23	1,300	1,300
6.136% due August 24, 2034	08/24/23	1,350	1,350
4.914% due November 14, 2036	11/14/25	1,000	1,000
5.493% due May 21, 2037	05/21/26	1,250	—
5.655% due August 12, 2037	08/12/26	1,350	—
Total CSC Senior Notes		23,869	22,119
Ameritrade Holding LLC Fixed-rate Senior Notes:
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding LLC Senior Notes		81	81
Finance lease liabilities		16	37
Other finance liabilities (2)		599	—
Unamortized premium — net		20	33
Debt issuance costs		(100)	(82)
Fair value hedging basis adjustments (3)		(677)	11
Total long-term debt		$23,808	$22,199
(1) Interest rates presented are those in effect at September 30, 2026. See table below for additional information regarding future interest rates on fixed-to-floating rate Senior Notes.
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table details the changes in future interest rates on fixed-to-floating rate Senior Notes as of September 30, 2026:

Maturity Date	Fixed Semi-annual Interest Rate	Date of Issuance	Floating Quarterly Interest Rate	Interest Rate Reset Date
May 19, 2029	5.643%	05/19/23	SOFR + 2.210%	05/19/28
July 27, 2029	4.603%	06/29/26	SOFR + 0.622%	07/27/28
November 17, 2029	6.196%	11/17/23	SOFR + 1.878%	11/17/28
May 21, 2030	4.744%	05/21/26	SOFR + 0.780%	05/21/29
November 14, 2031	4.343%	11/14/25	SOFR + 0.940%	11/14/30
August 12, 2032	5.108%	08/12/26	SOFR + 0.950%	08/12/31
May 19, 2034	5.853%	05/19/23	SOFR + 2.500%	05/19/33
August 24, 2034	6.136%	08/24/23	SOFR + 2.010%	08/24/33
November 14, 2036	4.914%	11/14/25	SOFR + 1.230%	11/14/35
May 21, 2037	5.493%	05/21/26	SOFR+ 1.280%	05/21/36
August 12, 2037	5.655%	08/12/26	SOFR+ 1.320%	08/12/36

Annual maturities on all long-term debt outstanding at September 30, 2026 are as follows:

Maturities
2026	$2
2027	3,501
2028	1,999
2029	5,268
2030	1,579
Thereafter	12,216
Total maturities	24,565
Unamortized premium — net	20
Debt issuance costs	(100)
Fair value hedging basis adjustments (1)	(677)
Total long-term debt	$23,808
(1) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Note 12 for more information on hedging of Senior Notes.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $2.0 billion and $1.9 billion outstanding under these facilities as of September 30, 2026 and December 31, 2025, respectively, and these borrowings had a weighted-average interest rate of 4.05% and 3.90%, respectively. As of September 30, 2026 and December 31, 2025, the collateral pledged provided additional borrowing capacity of $30.3 billion and $74.2 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at September 30, 2026 and December 31, 2025, were $14.2 billion and $6.9 billion, respectively, and had a weighted-average interest rate of 4.13% and 4.09%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $4.0 billion and $1.3 billion outstanding pursuant to such repurchase agreements at September 30, 2026 and December 31, 2025, respectively. Repurchase agreements outstanding at September 30, 2026 mature in October 2026.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of September 30, 2026 and December 31, 2025, our collateral pledged provided total borrowing capacity of $26.3 billion and $29.3 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $396 million gross par value before discount of $4 million outstanding at September 30, 2026, and $1.9 billion gross par value before discount of $32 million outstanding at December 31, 2025. At the end of the first quarter of 2026, CS&Co received

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
authorization from its Board of Directors to issue up to $10.0 billion of unsecured commercial paper notes with maturities of up to 270 days. There was $7.5 billion gross par value before discount of $79 million outstanding as of September 30, 2026. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.9 billion; no amounts were outstanding as of September 30, 2026 or December 31, 2025.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. There was $2.4 billion and $3.8 billion outstanding at September 30, 2026 and December 31, 2025, respectively, pursuant to these agreements.

Annual maturities on FHLB and other short-term borrowings outstanding at September 30, 2026 are as follows:

	2026	2027	Total
FHLB borrowings	$2,000	$—	$2,000
Other short-term borrowings	9,919	4,294	14,213
Total	$11,919	$4,294	$16,213

11.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $2.4 billion and $1.7 billion during the third quarter of 2026 and 2025, respectively, and
$7.0 billion and $4.4 billion during the first nine months of 2026 and 2025, respectively. CSB purchased HELOCs with commitments of $67 million and $52 million during the third quarter of 2026 and 2025, respectively, and $200 million and $181 million during the first nine months of 2026 and 2025, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	September 30, 2026	December 31, 2025
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,951	$1,793
Commitments to purchase First Mortgage loans	1,050	925
Total	$3,001	$2,718

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The 2023 IDA agreement extends the term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain certain minimum and maximum insured deposit account balances (IDA balances). Pursuant to the terms of the agreement, after September 10, 2025, withdrawals of balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion. In accordance with the agreement, Schwab moved $3.0 billion of BDA balances to its balance sheet during the first nine months of 2026.

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

As of September 30, 2026, the total ending IDA balance was $68.1 billion, of which $57.5 billion was fixed-rate obligation amounts and $10.6 billion was floating-rate obligation amounts. As of December 31, 2025, the total ending IDA balance was $76.3 billion, of which $59.6 billion was fixed-rate obligation amounts and $16.7 billion was floating-rate obligation amounts.

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

Notional Amounts of Derivative Instruments

The Company had outstanding interest rate swaps with aggregate notional amounts of $61.2 billion and $42.2 billion at September 30, 2026 and December 31, 2025, respectively, that were designated as fair value hedges of interest rate risk. The Company had outstanding interest rate swaps with aggregate notional amounts of $82.6 billion and $18.7 billion at September 30, 2026 and December 31, 2025, respectively, that were designated as cash flow hedges of interest rate risk.

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

As of September 30, 2026, through its cash flow hedges, the Company hedged interest receipts on $24.3 billion of margin loans with a total outstanding notional of $47.9 billion, and interest receipts on $26.0 billion of PALs with a total outstanding notional of $34.7 billion. As of September 30, 2026, through fair value hedges, the Company hedged $23.4 billion of Senior Notes with a total outstanding notional amount of $50.6 billion and $10.6 billion of AFS securities with a total outstanding notional amount of $10.6 billion.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$—	$3	$1	$1
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets as of September 30, 2026 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of September 30, 2026, there was a $294 million reduction of derivative assets and a $1.7 billion reduction of derivative liabilities related to variation margin settlements. As of December 31, 2025, there was a $93 million reduction of derivative assets and a $21 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Line item in which the hedged item is included:
Available for sale securities (1,2)	$10,318	$12,249	$(282)	$(16)
Long-term debt (3)	(22,607)	(20,726)	680	(6)
(1) Includes the amortized cost basis of AFS securities included in PLM hedging relationships. At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $668 million and $1.1 billion, respectively, of which $416 million and $771 million was designated in a portfolio layer hedging relationship at September 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustments associated with these hedging relationships were a reduction of $13 million and an increase of $2 million of the amortized cost basis of the closed portfolios at September 30, 2026 and December 31, 2025, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $76 million and $26 million at September 30, 2026 and December 31, 2025, respectively, which are recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.
(3) Excludes the carrying amount and fair value hedging adjustment of long-term debt for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for long-term debt was an increase of the carrying amount of $3 million and $5 million at September 30, 2026 and December 31, 2025, respectively, which is recorded in long-term debt on the condensed consolidated balance sheets and amortized to interest expense over the lives of the borrowings.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended September 30,	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships:
Hedged items	$(230)	$(3)	$445	$4
Derivatives designated as hedging instruments (1)	230	3	(445)	(4)

Nine Months Ended September 30,	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships:
Hedged items	$(337)	$252	$686	$(12)
Derivatives designated as hedging instruments (1)	337	(252)	(686)	14
(1) Interest revenue excludes net gain (loss) from periodic interest accruals and receipts (payments) of $1 million and $3 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $34 million for the three and nine months ended September 30, 2025, respectively. Interest expense excludes net gain (loss) from periodic interest accruals and receipts (payments) of $(17) million and $(23) million for the three and nine months ended September 30, 2026, respectively, and $(20) million and $(44) million for the three and nine months ended September 30, 2025, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI (pre-tax) and the condensed consolidated statements of income:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
AOCI at beginning of period	$(451)	$49	$2	$—
Gain (loss) recognized in other comprehensive income (1)	(639)	(1,179)	11	(4)
Realized (gain) loss reclassified from AOCI to interest revenue	24	64	28	45
AOCI at end of period	$(1,066)	$(1,066)	$41	$41
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income.

For the twelve months following September 30, 2026, the Company expects to reclassify from AOCI into interest revenue approximately $417 million of pre-tax losses.

13.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: CS&Co enters into collateralized resale agreements principally with other broker-dealers to meet obligations related to customer protection under SEC Rule 15c3-3. These collateralized resale agreements could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, CS&Co requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. CS&Co also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For CS&Co to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Amounts related to these resale agreements are included in cash and investments segregated and on deposit for regulatory purposes on the condensed consolidated balance sheets.

Schwab’s banking subsidiaries also enter into collateralized resale agreements with the FICC in which they buy securities and agree to resell these securities at a future date at an agreed upon price. Schwab receives collateral with a fair value equal to or in excess of the carrying value of the related receivables, including accrued interest, and requires additional collateral where deemed appropriate. Schwab is permitted by contract to repledge or sell collateral received under these resale agreements. In order to repledge or sell this collateral, the banking subsidiaries would be required to deposit additional securities of an equal amount with the custodian to replace the collateral received and maintain the net position. The ability to repledge or sell collateral maintained by the custodian in conjunction with collateralized resale agreements is subject to operational limitations, which may restrict Schwab’s use of the securities. There were no securities repledged or sold under these arrangements as of September 30, 2026 and December 31, 2025. Amounts recognized pursuant to these arrangements are presented gross on the condensed consolidated balance sheet and are included in cash and cash equivalents or other assets on the condensed consolidated balance sheets based upon the maturity date of the transaction. The Company’s collateralized resale agreements are considered to be enforceable master netting arrangements; however, we do not net these arrangements.

Securities lending: Schwab loans eligible brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of collateral to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $23.3 billion and $4.6 billion at September 30, 2026 and December 31, 2025, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities borrowed and securities loaned are presented gross on the

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
condensed consolidated balance sheets and are included in receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations, respectively, on the condensed consolidated balance sheets.

Repurchase agreements: Schwab’s banking subsidiaries enter into collateralized repurchase agreements with external financial institutions and the FICC in which they sell securities and agree to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. CS&Co also enters into collateralized repurchase agreements with external financial institutions in which CS&Co utilizes qualifying securities in client margin accounts as collateral. These repurchase agreements are collateralized by client margin securities with a fair value equal to or in excess of the secured borrowing liability. Client margin securities are transferred to an independent agent on behalf of CS&Co and the counterparty, who assumes the responsibility of receiving eligible securities and assigning these securities to the counterparty. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash and/or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured borrowings associated with these collateralized repurchase agreements are presented gross on the condensed consolidated balance sheets. Repurchase agreements at Schwab’s banking subsidiaries are included in other short-term borrowings on the condensed consolidated balance sheets and repurchase agreements at CS&Co are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets.

Interest rate swaps: Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted through FCMs which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross on the condensed consolidated balance sheets. Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. See Note 12 for additional information on the Company’s interest rate swaps.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2026
Assets
Resale agreements	$15,626	$—	$15,626	$—	$(15,626)	(1)	$—
Securities borrowed	24,097	—	24,097	(9,959)	(13,718)		420
Interest rate swaps	—	—	—	—	—	(2)	—
Total	$39,723	$—	$39,723	$(9,959)	$(29,344)		$420
Liabilities
Repurchase agreements (3)	$11,704	$—	$11,704	$—	$(11,704)	(4)	$—
Securities loaned (5)	37,562	—	37,562	(9,959)	(26,686)		917
Secured short-term borrowings (6)	2,400	—	2,400	—	(2,400)		—
Interest rate swaps	3	—	3	—	(3)	(2)	—
Total	$51,669	$—	$51,669	$(9,959)	$(40,793)		$917

December 31, 2025
Assets
Resale agreements	$16,901	$—	$16,901	$—	$(16,901)	(1)	$—
Securities borrowed	4,797	—	4,797	(3,069)	(1,677)		51
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$21,699	$—	$21,699	$(3,069)	$(18,578)		$52
Liabilities
Repurchase agreements (3)	$1,301	$—	$1,301	$—	$(1,301)	(4)	$—
Securities loaned (5)	25,131	—	25,131	(3,069)	(21,137)		925
Secured short-term borrowings (6)	3,800	—	3,800	—	(3,800)		—
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$30,233	$—	$30,233	$(3,069)	$(26,238)		$926
(1) At September 30, 2026 and December 31, 2025, the fair value of collateral received in connection with resale agreements that was available to be repledged or sold was $15.9 billion and $17.2 billion, respectively.
(2) At September 30, 2026 and December 31, 2025, the fair value of initial margin pledged as collateral related to interest rate swaps was $776 million and $281 million, respectively. See Notes 6 and 12 for additional information.
(3) At September 30, 2026 and December 31, 2025, repurchase agreements outstanding at CS&Co had continuous contractual maturities of 35-360 days and 35 days, respectively.
(4) At September 30, 2026 and December 31, 2025, the fair value of collateral pledged in connection with repurchase agreements at the Company’s banking subsidiaries was $4.4 billion and $1.3 billion, respectively. See Note 10 for additional information. At September 30, 2026 and December 31, 2025, collateral pledged for repurchase agreements outstanding at CS&Co was comprised of equity securities held in client brokerage accounts. See table below for fair value of client margin securities held in client brokerage accounts pledged as collateral.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At September 30, 2026, $28.9 billion of securities loaned had overnight and continuous remaining contractual maturities and $8.7 billion of securities loaned had contractual maturities of 35-95 days. At December 31, 2025, $15.0 billion of securities loaned had overnight and continuous remaining contractual maturities and $10.1 billion of securities loaned had contractual maturities of 35-95 days.
(6) Included in other short-term borrowings on the condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, collateral pledged for secured short-term borrowings was comprised of equity securities held in client brokerage accounts. See below for amount of collateral pledged and Note 10 for additional information.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. As of September 30, 2026 and December 31, 2025, the fair value of client securities available to be pledged under these regulations was $259.5 billion and $155.5 billion, respectively. The Company may also pledge collateral obtained through securities borrowed transactions. The following table summarizes the fair value of client margin securities and securities obtained from securities borrowed transactions that we had pledged to third parties:

	September 30, 2026	December 31, 2025
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$48,179	$34,791
Fulfillment of client short sales	70,315	16,196
Securities lending to other broker-dealers	35,977	23,867
Collateral for secured short-term borrowings	2,593	4,376
Collateral for repurchase agreements	8,747	56
Total collateral pledged to third parties	$165,811	$79,286
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $362 million and $217 million at September 30, 2026 and December 31, 2025, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2025 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2026 or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

September 30, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$18,043	$—	$—	$18,043
Total cash equivalents	18,043	—	—	18,043
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	16,940	—	16,940
Total investments segregated and on deposit for regulatory purposes	—	16,940	—	16,940
Available for sale securities:
U.S. agency mortgage-backed securities	—	35,027	—	35,027
U.S. Treasury securities	—	12,039	—	12,039
Corporate debt securities	—	4,606	—	4,606
Asset-backed securities	—	6,770	—	6,770
U.S. state and municipal securities	—	394	—	394
Non-agency commercial mortgage-backed securities	—	111	—	111
Other	—	17	—	17
Total available for sale securities	—	58,964	—	58,964
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	2,282	100	—	2,382
Mutual funds and ETFs	1,771	—	—	1,771
State and municipal debt obligations	—	18	—	18
U.S. government securities	—	11	—	11
Total other securities owned	4,053	129	—	4,182
Total other assets	4,053	129	—	4,182
Total assets	$22,096	$76,033	$—	$98,129
Accrued expenses and other liabilities:
Interest rate swaps	$—	$3	$—	$3
Other	3,767	53	—	3,820
Total accrued expenses and other liabilities	3,767	56	—	3,823
Total liabilities	$3,767	$56	$—	$3,823

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

September 30, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$18,614	$15,214	$3,400	$—	$18,614
Cash and investments segregated and on deposit for regulatory purposes	14,798	2,598	12,200	—	14,798
Receivables from brokers, dealers, and clearing organizations	27,229	—	27,229	—	27,229
Receivables from brokerage clients — net	128,086	—	128,086	—	128,086
Held to maturity securities:
U.S. agency mortgage-backed securities	124,556	—	111,239	—	111,239
U.S. Treasury securities	2,016	—	1,925	—	1,925
Total held to maturity securities	126,572	—	113,164	—	113,164
Bank loans — net:
First Mortgages	34,204	—	31,465	—	31,465
HELOCs	416	—	410	—	410
Pledged asset lines	37,296	—	37,296	—	37,296
Other	376	—	376	—	376
Total bank loans — net	72,292	—	69,547	—	69,547
Other assets	744	—	744	—	744
Liabilities
Bank deposits	$244,108	$—	$244,108	$—	$244,108
Payables to brokers, dealers, and clearing organizations	46,452	—	46,452	—	46,452
Payables to brokerage clients	125,240	—	125,240	—	125,240
Accrued expenses and other liabilities	1,768	—	1,768	—	1,768
Other short-term borrowings	14,213	—	14,213	—	14,213
Federal Home Loan Bank borrowings	2,000	—	2,000	—	2,000
Long-term debt	23,193	—	22,917	—	22,917

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

15.    Stockholders’ Equity

Common and Nonvoting Common Stock

During the three and nine months ended September 30, 2026, CSC repurchased 4.7 million and 40.2 million shares, respectively, of its common stock under its $20.0 billion share repurchase authorization for $500 million and $3.9 billion, respectively. During the three and nine months ended September 30, 2025, CSC repurchased 28.9 million shares of its common stock under its $20.0 billion share repurchase authorization for $2.7 billion. As of September 30, 2026 approximately
$10.6 billion remained on the $20.0 billion authorization.

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

CSC was authorized to issue 9,940,000 shares of preferred stock $0.01 par value, at September 30, 2026 and December 31, 2025. The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2026	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	September 30, 2026 (1)	December 31, 2025 (1)		September 30, 2026	December 31, 2025	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (2)	2.575%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	—	20,554	—	—	2,030	03/18/21	—	—	—	—	—
Series K (5)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Series L (5,6)	15,000	—	100,000	1,480	—	04/22/26	6.100%	06/01/31	06/01/31	5-Year Treasury	2.250%
Total preferred stock	1,399,651	1,405,205		$6,213	$6,763
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
(6) The Series L dividend rate resets on each five-year anniversary beginning on June 1, 2031 based on a five-year treasury rate, representing the average yields on actively traded U.S. Treasury securities adjusted to constant maturity for five-year maturities. Series L is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.2	$14.88	$11.2	$14.88	$33.5	$44.64	$33.5	$44.64
Series F (2)	—	—	—	—	12.2	2,500.00	12.2	2,500.00
Series G (3)	—	—	—	—	—	—	66.0	2,687.50
Series H (1)	22.2	1,000.00	22.2	1,000.00	66.7	3,000.00	66.7	3,000.00
Series I (4)	—	—	20.6	1,000.00	41.2	2,000.00	61.8	3,000.00
Series J (1)	6.7	11.13	6.7	11.13	20.1	33.39	20.1	33.39
Series K (1)	9.3	1,250.00	9.3	1,250.00	28.1	3,750.00	28.1	3,750.00
Series L (5)	32.8	2,185.83	—	—	32.8	2,185.83	—	—
Total	$82.2		$70.0		$234.6		$288.4
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.
(4) Series I was redeemed on June 1, 2026. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 1, 2026.
(5) Series L was issued on April 22, 2026. Dividends are paid quarterly. The first dividend was paid on September 1, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at June 30, 2025	$(12,591)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $173	419
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $207	338
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $3	8
Reclassifications included in interest revenue, net of tax expense (benefit) of $7	21
Other (1)	(1)
Balance at September 30, 2025	$(11,798)

Balance at June 30, 2026	$(10,575)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(172)	(550)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $119	387
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(153)	(486)
Reclassifications included in interest revenue, net of tax expense (benefit) of $6	18
Balance at September 30, 2026	$(11,206)

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $542	1,728
Other reclassifications included in other revenue, net of tax expense (benefit) of $12	38
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $396	1,248
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(1)	(3)
Reclassifications included in interest revenue, net of tax expense (benefit) of $11	34
Other (1)	5
Balance at September 30, 2025	$(11,798)

Balance at December 31, 2025	$(10,983)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(174)	(550)
Other reclassifications included in other revenue, net of tax expense (benefit) of $6	19
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $357	1,159
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(281)	(898)
Reclassifications included in interest revenue, net of tax expense (benefit) of $15	49
Other (1)	(2)
Balance at September 30, 2026	$(11,206)
(1) Tax expense (benefit) was less than $500 thousand.

As of September 30, 2026, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $6.9 billion net of tax effect ($9.1 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

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

For details regarding the computations of basic and diluted EPS for the periods presented below, see Item 8 – Note 25 in the 2025 Form 10-K.

EPS under the basic and diluted computations for the three and nine months ended September 30, 2026 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026
Net income	$2,906	$8,185
Preferred stock dividends and other (1)	(95)	(296)
Net income available to common stockholders	$2,811	$7,889
Weighted-average common shares outstanding — basic	1,728	1,736
Common stock equivalent shares related to stock incentive plans	5	5
Weighted-average common shares outstanding — diluted (2)	1,733	1,741
Basic earnings per share	$1.63	$4.54
Diluted earnings per share	$1.62	$4.53
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested participating restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 9 million and 13 million for the three and nine months ended September 30, 2026, respectively.
The computations of basic and diluted EPS for the three and nine months ended September 30, 2025 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$2,358	$—	$2,358	$6,373	$20	$6,393
Preferred stock dividends and other (1)	(81)	—	(81)	(342)	(1)	(343)
Net income available to common stockholders	$2,277	$—	$2,277	$6,031	$19	$6,050
Denominator
Weighted-average common shares outstanding — basic	1,806	—	1,806	1,807	51	1,815
Basic earnings per share	$1.26	$—	$1.26	$3.33	$.37	$3.33
Diluted earnings per share:
Numerator
Net income available to common stockholders	$2,277	$—	$2,277	$6,031	$19	$6,050
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	—	—	—	19	—	—
Allocation of net income available to common stockholders	$2,277	$—	$2,277	$6,050	$19	$6,050
Denominator
Weighted-average common shares outstanding — basic	1,806	—	1,806	1,807	51	1,815
Conversion of nonvoting shares to voting shares	—	—	—	8	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5	5	—	5
Weighted-average common shares outstanding — diluted (2)	1,811	—	1,811	1,820	51	1,820
Diluted earnings per share	$1.26	$—	$1.26	$3.33	$.37	$3.33
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
18.    Regulatory Requirements

At September 30, 2026, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$38,594	24.5%	N/A		$7,100	4.5%
Tier 1 Risk-Based Capital	44,782	28.4%	N/A		9,467	6.0%
Total Risk-Based Capital	44,828	28.4%	N/A		12,622	8.0%
Tier 1 Leverage	44,782	8.9%	N/A		20,069	4.0%
Supplementary Leverage Ratio	44,782	8.8%	N/A		15,242	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$26,925	29.0%	$6,030	6.5%	$4,175	4.5%
Tier 1 Risk-Based Capital	26,925	29.0%	7,422	8.0%	5,566	6.0%
Total Risk-Based Capital	26,965	29.1%	9,277	10.0%	7,422	8.0%
Tier 1 Leverage	26,925	10.6%	12,755	5.0%	10,204	4.0%
Supplementary Leverage Ratio	26,925	10.4%	N/A		7,734	3.0%

December 31, 2025
CSC
Common Equity Tier 1 Risk-Based Capital	$36,081	30.4%	N/A		$5,345	4.5%
Tier 1 Risk-Based Capital	42,844	36.1%	N/A		7,127	6.0%
Total Risk-Based Capital	42,894	36.1%	N/A		9,503	8.0%
Tier 1 Leverage	42,844	9.3%	N/A		18,499	4.0%
Supplementary Leverage Ratio	42,844	9.2%	N/A		13,974	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,126	35.9%	$5,088	6.5%	$3,523	4.5%
Tier 1 Risk-Based Capital	28,126	35.9%	6,262	8.0%	4,697	6.0%
Total Risk-Based Capital	28,163	36.0%	7,828	10.0%	6,262	8.0%
Tier 1 Leverage	28,126	11.1%	12,641	5.0%	10,113	4.0%
Supplementary Leverage Ratio	28,126	11.0%	N/A		7,649	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of September 30, 2026 and December 31, 2025, CSC was subject to a stress capital buffer of 2.5% and CSB was required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2026 and December 31, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2026 and December 31, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2026 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are CSPB and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At September 30, 2026 and December 31, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities. At September 30, 2026 and December 31, 2025, CSPB held total assets of $26.6 billion and $27.0 billion, respectively, and Trust Bank held total assets of $10.3 billion and $10.4 billion, respectively. Based on their regulatory capital ratios at September 30, 2026 and December 31, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As a securities broker-dealer, CS&Co is subject to the SEC’s Uniform Net Capital Rule. Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2026	December 31, 2025
Net capital	$16,929	$13,188
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	3,704	2,559
Net capital in excess of required net capital	13,225	10,629

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2026. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Net Revenues
Net interest revenue	$2,701	$2,424	$775	$626	$3,476	$3,050
Asset management and administration fees	1,425	1,221	488	452	1,913	1,673
Trading revenue	1,039	906	119	89	1,158	995
Bank deposit account fees	265	196	80	51	345	247
Other	213	136	66	34	279	170
Total net revenues	5,643	4,883	1,528	1,252	7,171	6,135
Expenses Excluding Interest
Compensation and benefits	1,370	1,284	386	369	1,756	1,653
Professional services	264	235	61	58	325	293
Occupancy and equipment	246	220	70	60	316	280
Advertising and market development	81	60	33	41	114	101
Communications	117	105	55	44	172	149
Depreciation and amortization	149	161	47	51	196	212
Amortization of acquired intangible assets	118	104	23	23	141	127
Regulatory fees and assessments	57	51	16	8	73	59
Other	249	207	52	33	301	240
Total expenses excluding interest	2,651	2,427	743	687	3,394	3,114
Income before taxes on income	$2,992	$2,456	$785	$565	$3,777	$3,021

Nine Months Ended September 30,
Net Revenues
Net interest revenue	$7,701	$6,826	$2,276	$1,752	$9,977	$8,578
Asset management and administration fees	4,068	3,479	1,429	1,294	5,497	4,773
Trading revenue	3,106	2,563	356	292	3,462	2,855
Bank deposit account fees	748	581	225	158	973	739
Other	625	514	191	126	816	640
Total net revenues	16,248	13,963	4,477	3,622	20,725	17,585
Expenses Excluding Interest
Compensation and benefits	4,168	3,760	1,190	1,101	5,358	4,861
Professional services	762	680	173	173	935	853
Occupancy and equipment	706	647	196	177	902	824
Advertising and market development	246	194	80	111	326	305
Communications	360	338	173	140	533	478
Depreciation and amortization	452	488	143	156	595	644
Amortization of acquired intangible assets	346	314	69	71	415	385
Regulatory fees and assessments	163	183	48	42	211	225
Other	679	618	137	113	816	731
Total expenses excluding interest	7,882	7,222	2,209	2,084	10,091	9,306
Income before taxes on income	$8,366	$6,741	$2,268	$1,538	$10,634	$8,279

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE CHARLES SCHWAB CORPORATION

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

Although the sub-custodian expects to hold clients’ cryptocurrencies in segregated accounts on a bankruptcy-remote basis, the legal treatment of cryptocurrency custody arrangements has not been tested broadly in U.S. courts. In a receivership, conservatorship, bankruptcy, or similar proceeding involving the sub-custodian or its affiliates, CSPB, or another intermediary in the custody chain, a court, receiver, trustee, or other authority could determine our clients’ cryptocurrencies are the property of an insolvency estate and subject to competing claims or could impose restrictions on distributions to clients while ownership is adjudicated.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2026 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$11,128
Employee transactions (1)	35	$101.58	N/A	N/A
August:
Share repurchase program	—	$—	—	$11,128
Employee transactions (1)	12	$108.56	N/A	N/A
September:
Share repurchase program	4,661	$107.25	4,661	$10,628
Employee transactions (1)	12	$107.87	N/A	N/A
Total:
Share repurchase program	4,661	$107.25	4,661	$10,628
Employee transactions (1)	59	$104.28	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2026, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Latest Expiration (3)
Jonathan S. Beatty, Managing Director and Head of Advisor Services	Adoption	8/28/2026	x	—	6,894	3/1/2027
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) The plan expires at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

4.20
Fourth Supplemental Indenture, dated as of August 12, 2026, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Form 8-K dated August 12, 2026, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Part II – Item 5.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 6, 2026	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer